Form 10QSB
period 1996-03-31
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1997-08-18
CIK 869267

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 1996           Commission File Number: 33-37418
                       --------------                                   --------

                        DIAGNOSTIC IMAGING SERVICES, INC.
               (Exact name of registrant as specified in charter)

           Delaware                             33-0443404
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      1516 Cotner Avenue
      Los Angeles, California                   90025
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (310) 479-0399


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes           No    X

Number of shares outstanding of the issuer's common stock as of June 12, 1997 was 11,310,110.

Transitional Small Business Disclosure Format.  Yes        No    X



DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
(UNAUDITED)
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                                  $     5,698
  Accounts Receivable - Net                                               6,320,439
  Other Current Assets                                                      234,358
  Net Assets Held for Divestiture                                           233,926
                                                                        -----------

  Total Current Assets                                                    6,794,421

Property, Plant and Equipment - Net                                      21,551,328
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 908,132
  Goodwill - Net                                                          7,609,864
  Other Intangibles - Net                                                 1,900,528
  Other Assets                                                              146,191
                                                                        -----------

  Total Other Assets                                                     10,564,715

  Total Assets                                                          $38,910,464



See Notes to Consolidated Financial Statements.


DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
(UNAUDITED)
------------------------------------------------------------------------------


Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                        $ 1,092,442
  Accounts Payable                                                        1,617,288
  Accrued Expenses                                                        4,768,418
  Accrued Professional Fees                                               1,359,970
  Due to Related Parties                                                    220,497
  Notes Payable and Capital Leases                                       11,985,934
                                                                        -----------

  Total Current Liabilities                                              21,044,549

Long-Term Liabilities:
  Notes Payable and Capital Leases                                       16,701,720
  Due to Related Party                                                    1,000,000
  Accrued Professional Fees                                                 195,403
                                                                        -----------

  Total Long-Term Liabilities                                            17,897,123

Minority Interest                                                                --

Commitments and Contingencies                                                    --

Shareholders' Deficit:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000
Shares Authorized, 2,482,000    Shares Issued and Outstanding,
 Stated Liquidation Preference of $2,482,000                                 24,820

  Preferred Stock - Series G, $.01 Par Value, 5,000,000 Shares
 Authorized, 2,000,000 Shares Issued and Outstanding, Stated
 Liquidation Preference of $2,000,000                                        20,000

  Common Stock - $.01 Par Value, 20,000,000 Shares Authorized;
   11,463,956 Shares Issued; and 11,310,110 Shares Outstanding              114,639

  Additional Paid-in Capital - Common Stock                               4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                   226,409

  Additional Paid-in Capital - Preferred Stock - Series G                   182,441

  Stock Purchase Warrants                                                 1,175,317

  Deferred Compensation                                                    (808,157)

  Subscriptions Receivable                                                  (10,994)

  Accumulated Deficit                                                    (5,205,204)

  Treasury Stock - 153,846 Shares of Common Stock - At Cost                  (1,538)
                                                                        -----------

  Total Shareholders' Deficit                                               (31,208)

  Total Liabilities and Shareholders' Deficit                           $38,910,464

See Notes to Consolidated Financial Statements.



DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                                                              Three months ended
                                                                   March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Revenue:
  Net Patient Service Revenue                              $5,904,255   $ 6,826,756
                                                           ----------   -----------

Expenses:
  Cost of Services                                          4,756,619     4,565,045
  General and Administrative                                1,136,245       210,930
  Depreciation and Amortization                             1,031,818       942,572
  (Gain) Loss on Sale or Divestiture                         (177,214)           --
                                                           ----------   -----------

  Total Expenses                                            6,747,468     5,718,547
                                                           ----------   -----------

  Operating (Loss) Income                                    (843,213)    1,108,209

Interest Expense                                             (968,150)     (867,058)
                                                           ----------   -----------

  (Loss) Income Before Income Taxes and Minority Interest
   in (Income) Loss of Subsidiaries                        (1,811,363)      241,151

Income Tax Provision                                               --            --

Minority Interest in (Income) Loss of Subsidiaries             64,208       (23,900)
                                                           ----------   -----------

  Net (Loss) Income                                        $(1,747,155) $   217,251
                                                           ===========  ===========

  Net (Loss) Income Per Share                              $     (.20)  $       .02
                                                           ==========   ===========

  Weighted Common Shares Outstanding                        8,745,783     7,572,314
                                                           ==========   ===========





See Notes to Consolidated Financial Statements.



DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                              Three months ended
                                                                   March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Net Cash - Operating Activities                            $ (308,752)  $   689,986
                                                           ----------   -----------

Investing Activities:
  Purchase of Property, Plant and Equipment                   (13,816)     (431,104)
  Acquisitions of Operating Entities                               --      (670,000)
  Payments for Intangible Assets                                   --      (165,286)
  Payments for Deposits and Other Assets                      (31,300)     (357,795)
                                                           ----------   -----------

  Net Cash - Investing Activities                             (45,116)   (1,624,185)
                                                           ----------   -----------

Financing Activities:
  Cash Overdraft                                            1,092,442            --
  Proceeds from Borrowings on Notes Payable                        --     3,370,139
  Principal Payments on Notes and Leases                   (4,834,366)   (3,655,845)
  Proceeds from the Issuance of Common Stock                3,000,000     1,134,905
  Loans from Related Parties                                1,100,000        85,000
  Payments to Related Parties                                 (16,503)           --
                                                           ----------   -----------

  Net Cash - Financing Activities                             341,573       934,199
                                                           ----------   -----------

  Net Decrease in Cash                                        (12,295)           --

Cash - Beginning of Periods                                    17,993            --
                                                           ----------   -----------

  Cash - End of Periods                                    $    5,698   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $  994,923   $   536,000



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------



(1) Summary of Significant Accounting Policies

Significant accounting policies of Diagnostic Imaging Services, Inc. and affiliates are set forth in the Company's Form 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended March 31, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

(3) Intangible Assets

The Company's goodwill of $8,449,716 as of March 31, 1996 is shown net of accumulated amortization of $839,852. Amortization expense for the three months ended March 31, 1996 was approximately $106,000.

Other Intangible Assets consist primarily of covenants not to compete, capitalized loan fees and organization costs. The Company's covenants not to compete of $2,005,196 as of March 31, 1996 are shown net of accumulated amortization of $952,213. Amortization expense for the three months ended March 31, 1996 was approximately $105,045. Organization Costs and Capitalized Loan Fees of $1,046,316 are shown net of accumulated amortization of $198,771. Amortization expense for the three months ended March 31, 1996 was approximately $39,000.

(4) Due to Related Parties

In March 1996, Primedex Health Systems, Inc. ("PHS") loaned $1,000,000 to DIS pursuant to a revolving loan agreement. The loan bears interest at the prime rate, as quoted by Bank of America, plus four percent. Principal payments are to commence October 1996 at the rate of $50,000 per month plus interest. All unpaid amounts are due on March 22, 2001. As of March 31, 1996, no interest has been accrued.

DIS entered into an agreement with PHS, whereby PHS will provide management services to DIS for a monthly fee of $45,000. During March 1996, the Company was charged a $100,000 management fee. This increased fee was agreed upon by management for the initial two month set-up period with subsequent period fees reducing to the contracted rate of $45,000 per month. Additionally, DIS and PHS entered into a second agreement which is being phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, and billing and collection services. DIS will pay an amount equal to 10% of its collections for each covered center. The agreements expire April 1, 2001 with an option to renew for an additional year.

As of December 31, 1995, the Company owed an officer of the Company approximately $137,000 for prior net loans made by him to the Company. During the three months ended March 31, 1996, the Company repaid approximately $16,000 of these loans.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #2
------------------------------------------------------------------------------



(5) Acquisitions and Divestitures

On March 1, 1996, the assets and related liabilities of Mission Bay Mobile MRI Facility L.P. ("MBM") were assumed by Mobile Technology, Inc. The transfer resulted in a gain of approximately $296,000.

At March 31, 1996, the net assets held for divestiture included the assets and related liabilities of Montclair Mobile and the nuclear medicine business at North County (see Form 10-K for the fiscal year ended October 31, 1995).

Beginning in January 1996, the Company rented its PPS "Montclair" mobile MRI unit to a hospital with the expectation of eventually selling the unit to the hospital. At year-end, the Company accrued losses for the sale of Montclair Mobile MRI of $172,273 consisting of a loss on the sale of assets of $134,639 and a loss from 1995 operations of $35,634. On April 30, 1996, the hospital terminated its rental agreement and the Company reclaimed the unit and is seeking alternate buyers, resulting in an additional loss of $118,579 being taken in the quarter ending March 31, 1996. In the meantime, the unit was temporarily moved to Scripps Chula Vista as a replacement for a rental unit previously used at that site.

(6)  Sale of Stock and Securities

On March 25, 1996, PHS purchased 2,747,493 shares of the Company's common stock from the Company with a 5-year warrant to acquire an additional 1,521,739 shares of the Company's common stock at $1.60 per share for $3,000,000 and the establishment of a five year $1,000,000 revolving loan with DIS. In addition, PHS purchased 730,768 shares of common stock from DVI Financial Services, Inc. for $1,000,000. The combined ownership of 3,478,261 shares makes PHS the single largest stockholder in DIS with approximately 31% of the outstanding shares (excluding shares on exercise of the warrant).

PHS is a publicly traded, New York corporation organized in 1985 and principally engaged in the health care services industry through its wholly-owned subsidiaries, Radnet Management, Inc. and Future Diagnostics, Inc.. Radnet owns and operates 17 medical imaging centers and is a joint venture partner in two other imaging centers. Future Diagnostics, Inc. arranges for the provision of imaging services throughout California via a network of more than 180 contracted imaging centers, which, in turn provide quality diagnostic imaging services to insurance companies, health plans and other payors. Additionally, FDI provides a broad array of healthcare management services to its contracted centers and to others including utilization review, physician credentialing and financial information systems services.

(7)  Litigation

The Company is not a party to any previously unreported material legal proceedings at this time.



                            .   .   .   .   .   .   .

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Diagnostic Imaging Services, Inc. ("DIS" or the "Company") was incorporated in California as an S- Corporation on June 27, 1986. In 1992, the Company's consolidated operations consisted of non-invasive diagnostic imaging services, primarily with the use of ultrasound technology ("Ultrasound Division"). During 1992 and 1993, DIS established one mobile MRI business and was the general partner of four limited partnerships that provided diagnostic imaging services:
San Gabriel Valley Magnetic Resonance Imaging Center ("SGV"), Tarzana Regional Medical Center Magnetic Resonance Imaging Center ("Tarzana"), Inland Community Magnetic Resonance Imaging Center ("Inland") and Temecula Valley Imaging Center ("Temecula"). DIS also provided management services for these entities.

In June 1993, DIS became the general partner and 70% owner of Mission Bay Mobile MRI Facility, L.P. ("MBM"). In March 1996, MBM's assets and liabilities were assumed by an unaffiliated third party; the transfer resulted in a gain of approximately $296,000. In December 1993, Norman Hames, President and Chief Financial Officer of DIS, assigned his shares in a privately held company, Diagnostic Imaging Services, Inc. ("Diagnostic") to a newly established corporation, DIS Imaging, Inc., of which he was the sole shareholder. In January 1994, DIS Imaging, Inc. purchased the shares held by the then majority shareholder of Diagnostic and all of his interests in certain partnerships which Diagnostic managed.

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ("MDI") and Parkside Radiology ("Parkside"). In April 1994, DIS opened Valley Regional Oncology Center, Ltd., L.P. ("VROC"), a cancer care therapy center located in Temecula, California. DIS is the general partner and 75% owner of VROC. On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets (see Company's Form 10-K for the year ended December 31, 1994). The Company's name was then changed to Diagnostic Imaging Services, Inc.. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ("North County" collectively).

In January 1995, DIS assumed ownership of West Los Angeles MRI ("WLA"). In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ("Chino"). During this time, the center was closed for approximately two months. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ("SMIC") and became its general partner. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murietta, California ("Murietta").

On March 25, 1996, DIS issued 2,747,493 shares of its common stock (with a five-year warrant to purchase an additional 1,521,739 shares of common stock at $1.60 per share) to Primedex Health Systems, Inc. ("PHS") for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. DIS also entered into two five-year management service agreements with PHS. The first agreement relates to DIS's overall corporate operations and provides that PHS will provide for all office maintenance for the DIS facilities, administer its personnel program, bookkeeping and payroll services as well as certain of its accounting services. In addition, PHS provides advice to DIS with regard to its accreditation program and negotiates on behalf of DIS for equipment, supplies, service and insurance. DIS agreed to pay $45,000 per month for these services. Additionally, DIS entered into a second agreement which will be phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, billing and collection services. All costs of equipment and training are the responsibility of PHS. DIS will pay PHS an amount equal to 10% of its collections from each covered center for such services.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Discussion of Operations for the Quarter Ended March 31, 1996 vs. March 31, 1995

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc..

Results of Operations

For the three months ended March 31, 1996, the Company had a loss from operations of $843,213. For the three months ended March 31, 1995, the Company had operating income of $1,108,209. Net revenue was $5,904,255 and $6,826,756 for the three months ended March 31, 1996 and 1995, respectively. The decrease in net revenue was primarily attributable to the sale of MBM, the downsizing of the nuclear medicine business at North County and increased contractual adjustments on accounts receivable.

Total expenses were $6,747,468 and $5,718,547 for the three months ended March 31, 1996 and 1995, respectively. The primary increase was in general and administrative expenses which increased from $210,930 to $1,136,245 for the three months ended March 31, 1995 and 1996, respectively. In the first quarter of 1996, corporate salaries increased approximately $140,000, medical supplies increased approximately $215,000 with the loss of rebates and purchase credits, outside services increased approximately $190,000 for legal and accounting fees, business property taxes and licenses increased approximately $118,000 and the Company wrote-off an employment contract for approximately $120,000.

For the three months ended March 31, 1996 and 1995, interest expense was $968,150 and $867,058, respectively. Interest expense was primarily attributable to equipment financing and lines of credit charges.

For the three months ended March 31, 1996 and 1995, the Company had a net loss of $1,747,155 and net income of $217,251, respectively.

Liquidity and Capital Resources

Cash decreased for the three months ended March 31, 1996 and 1995 by $12,295 and $-0-, respectively.

Cash utilized for investing activities for the three months ended March 31, 1996 and 1995 was $45,116 and $1,624,185 respectively. On February 27, 1995, the Company acquired substantially all of the partnership interests of Santa Monica Imaging center for $670,000 in cash plus the assumption of certain liabilities. In addition, the Company purchased property and equipment and other assets of approximately $138,000 and $955,000 for the three months ended March 31, 1996 and 1995, respectively.

Cash generated from financing activities for the three months ended March 31, 1996 and 1995 was $341,573 and $934,199, respectively. For the three months ended March 31, 1996, $4,834,366 was made in debt and lease payments, $1,100,000 was borrowed from related parties, $3,000,000 in proceeds were received from the sale of common stock to PHS, and the Company had a cash overdraft of approximately $1,090,000. For the three months ended March 31, 1995, $3,655,845 was made in debt and lease payments, $3,370,139 was advanced from borrowings on notes payable and $1,134,905 in proceeds were received from the sale of common stock.

At March 31, 1996, the Company had a net working capital deficit of $14,250,128, a decrease of $4,358,845 from December 31, 1995. A key reason for the decrease was the reclassification of the Company's lines of credit as current liabilities. Approximately $4,500,000 and $8,000,000 was outstanding under the Company's lines of credit at March 31, 1996 and December 31, 1995, respectively. In March 1996, DIS reduced its outstanding lines by $3,000,000 with the proceeds from the sale of common stock to PHS.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Liquidity and Capital Resources (Continued)

In June 1994, the Company entered into a $2,500,000 revolving term note ("A") agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. Revolving term note "A" is collateralized by all eligible accounts receivable as defined in the agreement. In August 1994, the maximum level of borrowings was increased to $3,500,000 and in June 1995, increased to $4,000,000. During 1995 the amount outstanding has, from time to time, exceeded maximum borrowings available under the agreement. In September 1995, the company entered into a second $4,000,000 revolving term note ("B") agreement with the same financial institution. Revolving note "B" is collateralized by substantially all of the Company's assets.

Under revolving note "A", due June 1997, the Company may borrow approximately 60% of the eligible accounts receivable, to a maximum of $4,000,000. Borrowing under this line are repayable with interest at an annual rate of the prime rate plus 6%, payable monthly. At March 31, 1996, $4,000,000 was outstanding under this line. The revolving term note "B" matures in September 1997 and bears interest at the prime rate plus 8% for borrowings under this agreement up to $2,000,000 and plus 10% for any borrowings exceeding $2,000,000 payable monthly. At March 31, 1996, $523,894 was outstanding under this line. Effective April 1, 1997, the Company's interest rates on its lines of credit were reduced to the prime rate plus 3-1/2% concurrent with the investment from PHS.

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $14,900,000, $5,790,000, $6,800,000, $4,200,000 and $2,150,000,
respectively. The March 31, 1996 lines of credit balances were approximately $4,520,000. Interest expense (assuming lines of credit are paid in full) for the Company for the next five years, included in the above payments, will be approximately $2,910,000, $1,600,000, $1,100,000, $570,000 and $242,000,
respectively.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


SIGNATURES
------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Diagnostic Imaging Services, Inc. and Affiliates
                                             (Registrant)
august 18, 1997                              By:  /s/ Norman Hames
                                                ------------------
                                             Norman Hames, President, Principal
                                               Executive Officer and Director