Form 10QSB
period 1996-06-30
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1997-08-18
CIK 869267

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 1996            Commission File Number: 33-37418
                       -------------                                    --------

                        DIAGNOSTIC IMAGING SERVICES, INC.
               (Exact name of registrant as specified in charter)

           Delaware                             33-0443404
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      1516 Cotner Avenue
      Los Angeles, California                   90025
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (310) 479-0399


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


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
(UNAUDITED)
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                                  $     5,762
  Accounts Receivable - Net                                               6,003,887
  Other Current Assets                                                      363,167
  Net Assets Held for Divestiture                                            19,194
                                                                        -----------

  Total Current Assets                                                    6,392,010

Property, Plant and Equipment - Net                                      20,575,776
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 334,248
  Goodwill - Net                                                          7,238,987
  Other Intangibles - Net                                                 1,772,227
  Other Assets                                                              393,341
                                                                        -----------

  Total Other Assets                                                      9,738,803

  Total Assets                                                          $36,706,589



See Notes to Consolidated Financial Statements.

                                         1


DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
(UNAUDITED)
------------------------------------------------------------------------------

Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                        $   621,407
  Accounts Payable                                                        1,072,161
  Accrued Expenses                                                        3,158,394
  Accrued Professional Fees                                               1,495,197
  Due to Related Parties                                                    732,116
  Notes Payable and Capital Leases                                       10,000,288
                                                                        -----------

  Total Current Liabilities                                              17,079,563

Long-Term Liabilities:
  Notes Payable and Capital Leases                                       19,197,502
  Due to Related Party                                                    1,026,666
  Accrued Professional Fees                                                  83,181
                                                                        -----------

  Total Long-Term Liabilities                                            20,307,349

Minority Interest                                                                --

Commitments and Contingencies                                                    --

Shareholders' Deficit:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000
  Shares Authorized, 2,482,000  Shares Issued and Outstanding,
 Stated Liquidation Preference of $2,482,000                               24,820

  Preferred Stock - Series G, $.01 Par Value, 5,000,000
 Shares Authorized, 2,000,000    Shares Issued and
Outstanding, Stated Liquidation Preference of $2,000,000                   20,000

  Common Stock - $.01 Par Value, 20,000,000 Shares Authorized;
11,463,956 Shares Issued; and 11,310,110 Shares Outstanding               114,639

  Additional Paid-in Capital - Common Stock                               4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                   226,409

  Additional Paid-in Capital - Preferred Stock - Series G                   182,441

  Stock Purchase Warrants                                                 1,175,317

  Deferred Compensation                                                    (799,529)

  Subscriptions Receivable                                                  (10,994)

  Accumulated Deficit                                                    (5,862,947)

  Treasury Stock - 153,846 Shares of Common Stock - At Cost                  (1,538)
                                                                        -----------

  Total Shareholders' Deficit                                              (680,323)

  Total Liabilities and Shareholders' Deficit                           $36,706,589

See Notes to Consolidated Financial Statements.

                                         2


DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Revenue:
  Net Patient Service Revenue                              $11,547,552  $14,479,463
                                                           -----------  -----------

Expenses:
  Cost of Services                                          8,811,340     9,817,323
  General and Administrative                                1,907,828       420,610
  Depreciation and Amortization                             1,987,037     1,959,905
  (Gain) Loss on Sale or Divestiture                         (514,631)           --
                                                           ----------   -----------

  Total Expenses                                           12,191,574    12,197,838
                                                           ----------   -----------

  Operating (Loss) Income                                    (644,022)    2,281,625

Interest Expense                                           (1,825,084)   (1,761,569)
                                                           ----------   -----------

  (Loss) Income Before Income Taxes and Minority Interest
   in (Income) Loss of Subsidiaries                        (2,469,106)      520,056

Income Tax Provision                                               --            --

Minority Interest in (Income) Loss of Subsidiaries             64,208        (5,262)
                                                           ----------   -----------

  Net (Loss) Income                                        $(2,404,898) $   514,794
                                                           ===========  ===========

  Net (Loss) Income Per Share                              $     (.24)  $       .05
                                                           ==========   ===========

  Weighted Common Shares Outstanding                       10,035,030     8,319,774
                                                           ==========   ===========




See Notes to Consolidated Financial Statements.


DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Net Cash - Operating Activities                            $(1,142,526) $ 1,006,360
                                                           -----------  -----------

Investing Activities:
  Acquisition of Operating Entities                                --      (670,000)
  Purchase of Property, Plant and Equipment                   (76,975)   (2,022,605)
  Proceeds from Sales of Divisions                          1,028,000            --
  Payments for Intangible Assets                              (32,611)     (358,617)
  Payments for Deposits and Other Assets                      (34,788)     (368,655)
                                                           ----------   -----------

  Net Cash - Investing Activities                             883,626    (3,419,877)
                                                           ----------   -----------

Financing Activities:
  Cash Overdraft                                              621,407            --
  Proceeds from Borrowings on Notes Payable                 1,171,775     4,499,123
  Principal Payments on Notes and Leases                   (6,168,295)   (4,026,511)
  Proceeds from the Issuance of Common Stock                3,000,000     1,688,405
  Loans from Related Parties                                1,638,285       252,500
  Payments to Related Parties                                 (16,503)           --
                                                           ----------   -----------

  Net Cash - Financing Activities                             246,669     2,413,517
                                                           ----------   -----------

  Net Decrease in Cash                                        (12,231)           --

Cash - Beginning of Periods                                    17,993            --
                                                           ----------   -----------

  Cash - End of Periods                                    $    5,762   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $2,023,182   $ 1,255,558



See Notes to Consolidated Financial Statements.

                                         4

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

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended June 30, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

(3) Intangible Assets

The Company's goodwill of $8,151,632 as of June 30, 1996 is shown net of accumulated amortization of $912,645. Amortization expense for the six months ended June 30, 1996 was approximately $220,000.

Other Intangible Assets consist primarily of covenants not to compete, capitalized loan fees and organization costs. The Company's covenants not to compete of $2,005,196 as of June 30, 1996 are shown net of accumulated amortization of $1,047,257. Amortization expense for the six months ended June 30, 1996 was approximately $201,000. Organization Costs and Capitalized Loan Fees of $1,068,867 are shown net of accumulated amortization of $254,579. Amortization expense for the six months ended June 30, 1996 was approximately $93,000.

(4) Due to Related Parties

At December 31, 1996, DIS owed approximately $1,638,000 to Primedex Health Systems, Inc. ("PHS") as summarized by the following:

In March 1996, PHS loaned $1,000,000 to DIS pursuant to a revolving loan agreement. The loan bears interest at the prime rate, as quoted by Bank of America, plus four percent. Principal payments were to commence October 1996 at the rate of $50,000 per month plus interest. All unpaid amounts are due on March 22, 2001. During 1996, PHS loaned DIS approximately $348,000 in additional non-interest bearing short-term working capital loans and accrued interest.

DIS entered into an agreement with PHS, whereby PHS will provide management services to DIS for a monthly fee of $45,000. During March and April 1996, the Company was charged a management fee of approximately $100,00 per month. Additionally, DIS and PHS entered into a second agreement which is being phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, and billing and collection services. DIS will pay an amount equal to 10% of its collections for each covered center. During 1996, DIS incurred $290,000 in management fees. The agreements expire April 1, 2001 with an option to renew for an additional year.

As of December 31, 1995, the Company owed an officer of the Company approximately $137,000 for prior net loans made by him to the Company. During the six months ended June 30, 1996, the Company repaid approximately $16,000 of these loans.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #2
------------------------------------------------------------------------------



(5) Acquisitions and Divestitures

On March 1, 1996, the assets and related liabilities of Mission Bay Mobile MRI Facility L.P. ("MBM") were assumed by Mobile Technology, Inc.. The transfer resulted in a gain of approximately $296,000. On April 1, 1996, substantially all of the assets and liabilities of the nuclear medicine business at North County were sold to Tri-City Hospital District for $230,000. The sale resulted in a net loss of $147,093 of which a $220,607 loss was recorded at December 31, 1995 and the difference of $73,444 was recorded in 1996.

During 1996, the Company rented its PPS "Montclair" mobile unit to a hospital with the expectation of eventually selling the unit to the hospital. On April 30, 1996, the hospital terminated its rental agreement and the Company reclaimed the unit and set-up an additional loss reserve of approximately $119,000 with the intention of selling the unit by year-end. The unit was temporarily moved to Scripps Chula Vista as a replacement for a rental unit previously used at that site. Approximately $20,000 remains in assets held for divestiture for the Company's PPS mobile unit.

(6)  Sale of Stock and Securities

On March 25, 1996, PHS purchased 2,747,493 shares of the Company's common stock from the Company with a 5-year warrant to acquire an additional 1,521,739 shares at $1.60 per share for $3,000,000 and the establishment of a five year $1,000,000 revolving loan with DIS. In addition, PHS purchased 730,768 shares of common stock from DVI Financial Services, Inc. for $1,000,000. The combined ownership of 3,478,261 shares makes PHS the single largest stockholder in DIS with approximately 31% of the outstanding shares (excluding shares on exercise of the warrant).

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

(7)  Litigation

On April 10, 1996, the Company was served with a complaint entitled Midway Hospital Medical Center v. Diagnostic Imaging Services, Inc. filed in the U.S. District Court, Central District of California seeking payment of $116,056 plus attorney's fees based upon the alleged failure of the Company to discharge medical bills of a Company employee covered under the Company's health insurance program. The Company then commenced legal action against the Company's outside administrator of its health insurance program alleging that it failed to properly administer that program and that if there is any liability to Midway, it is the liability of the administrator. The administrator denied any liability and filed a counterclaim against the Company alleging that it is owed $141,658, which the Company denied. The Company has settled the action with regard to the claim of Midway Hospital Medical Center for approximately $60,000 and as to the counterclaim of the administrator for approximately $95,000.

The Company is currently party to other litigation, none of which is deemed by management to be material in nature.


                          .   .   .   .   .   .   .   .

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

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ("MDI") and Parkside Radiology ("Parkside"). In April 1994, DIS opened Valley Regional Oncology Center, Ltd., L.P. ("VROC"), a cancer care therapy center located in Temecula, California. DIS is the general partner and 75% owner of VROC. On June 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets (see Company's Form 10-K for the year ended December 31, 1994). The Company's name was then changed to Diagnostic Imaging Services, Inc.. On June 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ("North County" collectively). The nuclear medicine business of North County Mediscan was subsequently sold for $230,000 in June 1996.

In January 1995, DIS assumed ownership of West Los Angeles MRI ("WLA"). In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ("Chino"). During this time, the center was closed for approximately two months. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ("SMIC") and became its general partner. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murrieta, California ("Murrieta").

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

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background (Continued)

In May 1996, Integrated Cardiovascular Systems, Inc. ("ICVS") was sold to an unaffiliated third party for $798,000 resulting in a gain of approximately $313,000. In addition, the Company also consolidated SMIC's non-MRI business with Parkside during the month.

Discussion of Operations for the Six Months Ended June 30, 1996 vs. June 30,1995

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc.

Results of Operations

For the six months ended June 30, 1996, the Company had a loss from operations of $644,022. For the six months ended June 30, 1995, the Company had operating income of $2,281,625. Net revenue was $11,547,552 and $14,479,463 for the six months ended June 30, 1996 and 1995, respectively. The decrease in net revenue was primarily attributable the sale of MBM, ICVS and the nuclear medicine business at North County, the downsizing of SMIC and increased contractual adjustments on accounts receivable.

Total expenses were $12,191,574 and $12,197,838 for the six months ended June 30, 1996 and 1995, respectively. The primary increase was in general and administrative expenses of DIS which increased from $420,610 to $1,907,828 in the six months ended June 30, 1995 and 1996, respectively. In 1996, billing and management fees increased approximately $335,000 with the agreement with PHS, corporate salaries increased approximately $150,000, medical supplies increased approximately $510,000 with the loss of rebates and purchase credits, outside services increased approximately $240,000 for legal and accounting fees and the Company wrote-off an employment contract for approximately $120,000.

For the six months ended June 30, 1996 and 1995, interest expense was $1,825,084 and $1,761,569, respectively. Interest expense of DIS was primarily attributable to equipment financing and lines of credit charges.

For the six months  ended June 30,  1996 and 1995,  the Company had a net income
(loss) from operations of ($2,404,898) and $514,794, respectively.

Liquidity and Capital Resources

Cash decreased for the six months ended June 30, 1996 and 1995 by $12,231 and $-0-, respectively.

Cash generated from investing activities for the six months ended June 30, 1996 was $883,626. Cash utilized for investing activities for the six months ended June 30, 1995 was $3,419,877. In the six months ended June 30, 1995, the Company acquired substantially all of the partnership interests of Santa Monica Imaging center for $670,000 in cash. In the six months ended June 30, 1996, the Company generated proceeds from the sales of ICVS and the nuclear medicine business at North County of $1,028,000. In addition, the Company purchased property and equipment and other assets of approximately $144,000 and $2,750,000 for the six months ended June 30, 1996 and 1995, respectively.

Cash generated by financing activities for the six months ended June 30, 1996 and 1995 was $246,669 and $2,413,517 respectively. For the six months ended June 30, 1996, approximately $6,170,000 was made in debt and lease payments, approximately $1,638,000 was borrowed from related parties, approximately $1,172,000 was borrowed from notes payable, $3,000,000 in proceeds were received from the sale of common stock to PHS, and the Company had a cash overdraft of approximately $621,000. For the six months ended June 30, 1995, approximately $4,025,000 was made in debt and lease payments, approximately $4,500,000 was advanced from notes payable and approximately $1,690,000 in proceeds were received from the sale or conversion of debt into common stock.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources (Continued)

At June 30, 1996, the Company had a net working capital deficit of $10,687,553, a decrease of $796,270 from December 31, 1995. A key reason for the improvement from the first quarter was due to the sales of ICVS and the nuclear medicine business. The majority of the proceeds were used to reduce current accounts payable. In addition, the Company reclassified its lines of credit as current liabilities in 1996.
 Approximately $4,345,000 and $8,000,000 was outstanding under the Company's lines of credit at June 30, 1996 and December 31, 1995, respectively. In 1996, DIS reduced its outstanding lines by $3,000,000 with the proceeds from the sale of common stock to PHS.

In June 1994, the Company entered into a $2,500,000 revolving term note ("A") agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. Revolving term note "A" is collateralized by all eligible accounts receivable as defined in the agreement. In August 1994, the maximum level of borrowings was increased to $3,500,000 and in June 1995, increased to $4,000,000. During 1995 the amount outstanding has, from time to time, exceeded maximum borrowings available under the agreement. In June 1995, the company entered into a second $4,000,000 revolving term note ("B") agreement with the same financial institution. Revolving note "B" is collateralized by substantially all of the Company's assets.

Under revolving note "A", due June 1997, the Company may borrow approximately 53% of the eligible accounts receivable, to a maximum of $4,000,000. Borrowing under this line are repayable with interest at an annual rate of the prime rate plus 3-1/2%, payable monthly. At June 30, 1996, approximately $3,800,000 was outstanding under this line. The revolving term note "B" matures in September 1997 and bears interest at the prime rate plus 3-1/2% for borrowings under this agreement up to $2,000,000 and plus 10% for any borrowings exceeding $2,000,000 payable monthly. At June 30, 1996, approximately $545,000 was outstanding under this line.

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $ 12,600,000, $6,200,000, $7,400,000, $5,400,000 and $3,370,000,
respectively. The June 30, 1996 lines of credit balances were approximately $4,345,000. Interest expense (assuming lines of credit are paid in full) for the Company for the next five years, included in the above payments, will be approximately $2,591,000, $1,863,000.
$1,319,000. $717,000 and $305,000, respectively.

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