Form 10QSB
period 1996-09-30
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1997-08-18
CIK 869267

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1996       Commission File Number: 33-37418

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


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
(UNAUDITED)
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                                  $     5,841
  Accounts Receivable - Net                                               5,677,939
  Other Current Assets                                                      392,748
  Net Assets Held for Divestiture                                            29,317
                                                                        -----------

  Total Current Assets                                                    6,105,845

Property, Plant and Equipment - Net                                      21,618,316
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 316,102
  Goodwill - Net                                                          7,146,759
  Other Intangibles - Net                                                 1,663,675
  Other Assets                                                              561,372
                                                                        -----------

  Total Other Assets                                                      9,687,908

  Total Assets                                                          $37,412,069



See Notes to Consolidated Financial Statements.

                                         1


DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
(UNAUDITED)
------------------------------------------------------------------------------




Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                        $   659,406
  Accounts Payable                                                        1,498,650
  Accrued Expenses                                                        3,447,316
  Accrued Professional Fees                                               1,409,207
  Due to Related Parties                                                  1,884,618
  Notes Payable and Capital Leases                                       11,779,446
                                                                        -----------

  Total Current Liabilities                                              20,678,643

Long-Term Liabilities:
  Notes Payable and Capital Leases                                       18,393,154
  Accrued Professional Fees                                                  78,453

  Total Long-Term Liabilities                                            18,471,607

Minority Interest                                                                --

Commitments and Contingencies                                                    --

Shareholders' Deficit:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000
Shares Authorized, 2,482,000    Shares Issued and Outstanding,
Stated Liquidation Preference of $2,482,000                                24,820

  Preferred Stock - Series G, $.01 Par Value, 5,000,000
Shares Authorized, 2,000,000    Shares Issued and Outstanding,
Stated Liquidation Preference of $2,000,000                                20,000

  Common Stock - $.01 Par Value, 20,000,000 Shares Authorized;
11,463,956   Shares Issued; and 11,310,110 Shares Outstanding             114,639

  Additional Paid-in Capital - Common Stock                               4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                   226,409

- Additional Paid-in Capital - Preferred Stock - Series G                   182,441

  Stock Purchase Warrants                                                 1,175,317

  Deferred Compensation                                                    (790,901)

  Subscriptions Receivable                                                  (10,994)

  Accumulated Deficit                                                    (6,929,433)

  Treasury Stock - 153,846 Shares of Common Stock - At Cost                  (1,538)
                                                                        -----------

  Total Shareholders' Deficit                                            (1,738,181)

  Total Liabilities and Shareholders' Deficit                           $37,412,069

See Notes to Consolidated Financial Statements.

                                         2



DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                                                              Nine months ended
                                                                September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Revenue:
  Net Patient Service Revenue                              $17,017,250  $21,461,468
                                                           -----------  -----------

Expenses:
  Cost of Services                                         12,823,365    15,111,633
  General and Administrative                                2,646,789       867,719
  Depreciation and Amortization                             2,932,609     2,999,071
  (Gain) Loss on Sale or Divestiture                         (514,631)           --
                                                           ----------   -----------

  Total Expenses                                           17,888,132    18,978,423
                                                           ----------   -----------

  Operating (Loss) Income                                    (870,882)    2,483,045

Interest Expense                                           (2,664,710)   (2,682,598)
                                                           ----------   -----------

  Loss Before Income Taxes and Minority Interest in
   Loss of Subsidiaries                                    (3,535,592)     (199,553)

Income Tax Provision                                               --            --

Minority Interest in Loss of Subsidiaries                      64,208        48,353
                                                           ----------   -----------

  Net Loss                                                 $(3,471,384) $  (151,200)
                                                           ===========  ===========

  Net Loss Per Share                                       $     (.33)  $      (.04)
                                                           ==========   ===========

  Weighted Common Shares Outstanding                       10,464,728     8,585,054
                                                           ==========   ===========




See Notes to Consolidated Financial Statements.





DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Net Cash - Operating Activities                            $   97,511   $   749,201
                                                           ----------   -----------

Investing Activities:
  Purchase of Property, Plant and Equipment                  (139,207)   (2,514,665)
  Acquisitions of Operating Entities                         (200,000)     (890,000)
  Proceeds from Sales of Divisions                          1,028,000            --
  Payments for Intangible Assets                              (50,633)     (449,276)
  Payments for Deposits and Other Assets                     (222,012)     (490,847)
                                                           ----------   -----------

  Net Cash - Investing Activities                             416,148    (4,344,788)
                                                           ----------   -----------

Financing Activities:
  Cash Overdraft                                              659,406            --
  Proceeds from Borrowings on Notes Payable                 1,571,775     7,075,154
  Principal Payments on Notes and Leases                   (7,452,110)   (5,379,472)
  Proceeds from the Issuance of Common Stock                3,000,000     1,688,405
  Loans from Related Parties                                1,769,325       211,500
  Payments to Related Parties                                 (21,707)           --
  Payments to Joint Ventures Partners                         (52,500)           --
                                                           ----------   -----------

  Net Cash - Financing Activities                            (525,811)    3,595,587
                                                           ----------   -----------

  Net Decrease in Cash                                        (12,152)           --

Cash - Beginning of Periods                                    17,993            --
                                                           ----------   -----------

  Cash - End of Periods                                    $    5,841   $        --
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $3,034,977   $ 2,304,156


Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company entered into capital leases of $1,316,110 in the nine months ended September 30, 1996.

  During the nine months ended September 30, 1996, the Company acquired medical equipment of approximately $395,000 as part of the Healthcare Imaging Center acquisition along with the assumption of notes payable of $160,000, and accounts payable and accrued expenses of $44,575 thereon.

  The Company converted accrued maintenance costs with two outside vendors into various notes payable totaling approximately $510,000 during the nine months ended September 30, 1996.



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

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended September 30, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

(3) Intangible Assets

The Company's goodwill of $8,161,632 as of September 30, 1996 is shown net of accumulated amortization of $1,014,873. Amortization expense for the nine months ended September 30, 1996 was approximately $320,000.

Other Intangible Assets consist primarily of covenants not to compete, capitalized loan fees and organization costs. The Company's covenants not to compete of $2,005,196 as of September 30, 1996 are shown net of accumulated amortization of $1,141,469. Amortization expense for the nine months ended September 30, 1996 was approximately $295,000. Organization Costs and Capitalized Loan Fees of $1,083,867 are shown net of accumulated amortization of $283,919. Amortization expense for the nine months ended September 30, 1996 was approximately $125,000.

(4) Due to Related Parties

At September 30, 1996, DIS owed approximately $1,770,000 to Primedex Health Systems, Inc. ("PHS") as summarized by the following:

In March 1996, PHS loaned $1,000,000 to DIS pursuant to a revolving loan agreement. The loan bears interest at the prime rate, as quoted by Bank of America, plus four percent. Principal payments are to commence October 1996 at the rate of $50,000 per month plus interest. All unpaid amounts are due on March 22, 2001. During 1996, PHS loaned DIS approximately $345,000 in additional non-interest bearing short-term working capital loans and accrued interest.

DIS entered into an agreement with PHS, whereby PHS will provide management services to DIS for a monthly fee of $45,000. During March and April 1996, the Company was charged a management fee of approximately $100,00 per month. Additionally, DIS and PHS entered into a second agreement which is being phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, and billing and collection services. DIS will pay an amount equal to 10% of its collections for each covered center. During 1996, DIS incurred $425,000 in management fees. The agreements expire April 1, 2001 with an option to renew for an additional year.

As of December 31, 1995, the Company owed an officer of the Company approximately $137,000 for prior net loans made by him to the Company. During the nine months ended September 30, 1996, the Company repaid approximately $22,000 of these loans.

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

During 1996, the Company rented its PPS "Montclair" mobile unit to a hospital with the expectation of eventually selling the unit to the hospital. On April 30, 1996, the hospital terminated its rental agreement and the Company reclaimed the unit and set-up an additional loss reserve of approximately $119,000 with the intention of selling the unit by year-end. The unit was temporarily moved to Scripps Chula Vista as a replacement for a rental unit previously used at that site. Approximately $30,000 remains in assets held for divestiture for the Company's PPS mobile unit.

(6)  Sale of Stock and Securities

On March 25, 1996, PHS purchased 2,747,493 shares of the Company's common stock from the Company with a 5-year warrant to acquire an additional 1,521,739 shares of the Company's common stock at $1.60 per share for $3,000,000 and the establishment of a five year $1,000,000 revolving loan with DIS. In addition, PHS purchased 730,768 shares of common stock from DVI Financial Services, Inc. for $1,000,000, giving PHS approximately 31% ownership of the Company. In August 1996, PHS purchased an additional 3,228,046 shares of DIS common stock from various related and unrelated parties for $3,252,046 increasing its ownership to 6,706,307 shares, or approximately 59% (excluding shares on exercise of the warrant).

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

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background (Continued)

As of September 30, 1996, through various transactions with related and unrelated parties, PHS acquired an additional 3,228,046 shares of DIS common stock bringing its total ownership to 6,706,307 shares, or approximately 59%.

In May 1996, Integrated Cardiovascular Systems, Inc. ("ICVS") was sold to an unaffiliated third party for $798,000 resulting in a gain of approximately $313,000. In addition, the Company also consolidated SMIC's non-MRI business with Parkside during the month. In August 1996, DIS acquired the assets and liabilities of HealthCare Imaging Center ("HCI") in Riverside, California for $200,000 resulting in goodwill of $10,000. In September 1996, DIS opened the Camarillo Imaging Center ("Camarillo"), a start-up operation utilizing equipment transferred from other sites.

Discussion of Operations for the Nine Months Ended September 30,
 1996 vs. September 30, 1995

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc..

Results of Operations

For the nine months ended September 30, 1996, the Company had a loss from operations of $870,882. For the nine months ended September 30, 1995, the Company had operating income of $2,483,045. Net revenue was $17,017,250 and $21,461,468 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in net revenue was primarily attributable the sale of MBM, ICVS and the nuclear medicine business at North County, the downsizing of SMIC and increased contractual adjustments on accounts receivable.

Total expenses were $17,888,132 and $18,978,423 for the nine months ended September 30, 1996 and 1995, respectively. The primary increase was in general and administrative expenses which increased from $867,719 to $2,646,789 in the nine months ended September 30, 1995 and 1996, respectively. In 1996, billing and management fees increased approximately $500,000 with the agreement with PHS, corporate salaries increased approximately $150,000, medical supplies increased approximately $650,000 with the loss of rebates and purchase credits, outside services increased approximately $210,000 for legal and accounting fees and the Company wrote-off an employment contract for approximately $120,000.

For the nine months  ended  September  30, 1996 and 1995,  interest  expense was
$2,664,710  and  $2,682,598,   respectively.   Interest  expense  was  primarily
attributable to equipment financing and lines of credit charges.

For the nine months ended September 30, 1996 and 1995, the Company had a net loss of $3,471,384 and $151,200, respectively.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

Cash decreased for the nine months ended September 30, 1996 and 1995 by $12,152 and $-0-, respectively.

Cash generated from investing activities for the nine months ended September 30, 1996 was $416,148. Cash utilized for investing activities for the nine months ended September 30, 1995 was $4,344,788. In the nine months ended September 30, 1995, the Company acquired substantially all of the partnership interests of Santa Monica Imaging center for $670,000 in cash and purchased certain assets of Golden Triangle Radiology and Medical Group Imaging, Inc. ("Murrieta") for $220,000 in cash. In the nine months ended September 30, 1996, the Company acquired the assets and liabilities of HealthCare Imaging Center ("HCI") for $200,000 in cash and generated proceeds from the sales of ICVS and the nuclear medicine business at North County of $1,028,000. In addition, the Company purchased property and equipment and other assets of approximately $410,000 and $3,450,000 for the nine months ended September 30, 1996 and 1995, respectively.

Cash utilized for financing activities for the nine months ended September 30, 1996 was $525,811. Cash generated from financing activities for the nine months ended September 30, 1995 was $3,595,587. For the nine months ended September 30, 1996, $7,452,110 was made in debt and lease payments, approximately $1,770,000 was borrowed from related parties, approximately $1,570,000 was borrowed from notes payable, $3,000,000 in proceeds were received from the sale of common stock to PHS, and the Company had a cash overdraft of approximately $660,000. For the nine months ended September 30, 1995, $5,379,472 was made in debt and lease payments, $7,075,154 was advanced from borrowings on notes payable and approximately $1,690,000 in proceeds were received from the sale or conversion of debt into common stock.

At September 30, 1996, the Company had a net working capital deficit of $14,572,798, a decrease of $4,681,515 from December 31, 1995. A key reason for the decrease was the reclassification of the Company's lines of credit as current liabilities. Approximately $4,250,000 and $8,000,000 was outstanding under the Company's lines of credit at September 30, 1996 and December 31, 1995, respectively. In 1996, DIS reduced its outstanding lines by $3,000,000 with the proceeds from the sale of common stock to PHS.

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

Under revolving note "A", due June 1997, the Company may borrow approximately 53% of the eligible accounts receivable, to a maximum of $4,000,000. Borrowing under this line are repayable with interest at an annual rate of the prime rate plus 3-1/2%, payable monthly. At September 30, 1996, approximately $3,875,000 was outstanding under this line. The revolving term note "B" matures in September 1997 and bears interest at the prime rate plus 3-1/2% for borrowings under this agreement up to $2,000,000 and plus 10% for any borrowings exceeding $2,000,000 payable monthly. At September 30, 1996, approximately $380,000 was outstanding under this line.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources (Continued)

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $14,840,000, $6,415,000, $6,190,000, $5,600,000 and $3,770,000,
respectively. The September 30, 1996 lines of credit balances were approximately $4,250,000. Interest expense (assuming lines of credit are paid in full) for the Company for the next five years, included in the above payments, will be approximately $3,060,000, $1,840,000. $1,310,000. $725,000 and $275,000,
respectively.

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