Form 10KSB
period 1996-12-31
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1997-08-18
CIK 869267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 --------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For fiscal year ended December 31, 1996         Commission File Number 33-37418

                        DIAGNOSTIC IMAGING SERVICES, INC.
                 (Name of small business issuer in its charter)

            Delaware                                          33-0443404
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

       1516 Cotner Avenue                                     90025-3303
     Los Angeles, California                                   (Zip code)
(Address of principal executive office)

Issuer's telephone number, including area code:  (310) 479-0399

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
 $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  __    No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ________

State issuer's revenues for its most recent fiscal year $22,555,570.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of June 12, 1997 was $5,087,540.

As of June 12, 1997, the Issuer had 11,310,110 shares of Common Stock, $.01 par value outstanding.

                       Documents Incorporated by Reference

                                      None

          Transitional Small Business Disclosure Format.  Yes __ No X

                                     PART I


Item 1.  Description of Business.

Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS" or the "Registrant"), is an independent regional network of multi-modality radiological imaging facilities. The network provides radiological imaging services through 199 managed care payors pursuant to contractual arrangements. The DIS network currently consists of seven freestanding MRI and multi-modality imaging centers located in Santa Monica , Thousand Oaks, Corona, Temecula, Chula Vista,
Riverside and Vista, California. Registrant also operates an imaging center providing mammography, ultrasound, and general radiology in Camarillo. These centers are staffed by physicians who are specialists in diagnostic imaging. DIS also operates a cancer care therapy center in Temecula, California, which is staffed by physicians who are medical oncologists and radiation therapists.

Registrant  provides   administrative   services,   non-physician   health  care
personnel, facilities and equipment to the Registrant network. Registrant contracts with its network physicians and with HMOs and other managed care payors. The delivery of health care at the radiological imaging and cancer care centers are coordinated principally through professional medical corporations or independent physicians (the "network physicians"), the officers, directors and shareholders of which are all licensed physicians specializing in radiology, neurology, medical oncology or radiation therapy.

The DIS network arranges for health care services in the State of California, which prohibits the practice of medicine by unlicensed persons or general business corporations. Registrant does not engage in the practice of medicine, as Registrant neither employs any of the network physicians nor exerts any control over their decisions regarding medical care. These decisions are made exclusively by network physicians and are rendered in connection with guidelines and policies approved and administered by the medical directors of the affiliated physician groups. The affiliated physician groups delegate to the Registrant the performance of those administrative, management and support functions which the network physicians require in order to efficiently conduct the practice of medicine for HMO enrollees, managed care patients and other patients. Substantially all Registrant revenue is derived from its management agreements with the affiliated physician groups or from third party payors. References to the "DIS network" refer to the separate entities which contract with Registrant to render professional medical services and the functioning within a contractual framework. None of the affiliated physician groups is a subsidiary of the Registrant. However, at some of Registrant's centers physician services are provided by Beverly Radiology Medical Group, an entity wholly-owned by Howard G. Berger, M.D., an officer and director of Registrant (See "Item 9" and "Item 12"). See "Relationships Among Affiliates; Management Agreements."


History

Prior to September 2, 1994, the Registrant, then known as IPS Health Care, Inc. ("IPS") was an operator of mobile medical imaging systems. By February 1992, IPS was experiencing financial difficulties. Shortly thereafter, DVI, Inc., (see "Item 12 Certain Relationships and Related Transactions") provided numerous financing benefits to IPS (See "Item 1" of Registrant's Form 10-KSB for the year ended December 31, 1995).

On September 2, 1994, pursuant to the Agreement and Plan of Reorganization dated August 10, 1994, among IPS, IPS Acquisition Sub, Inc., a wholly-owned subsidiary of IPS ("Merger Sub") and Diagnostic Imaging Services, Inc., Merger Sub was merged with and into DIS and DIS continued as the surviving corporation (the "IPS Merger"). The name of the Registrant was then changed to "Diagnostic Imaging Services, Inc." As a result of the IPS Merger, the stockholders of DIS received, in the aggregate, an amount equal to that number of shares of IPS Common Stock that were outstanding immediately prior to the IPS Merger. Accordingly, as a result of the IPS Merger, Norman Hames, the beneficial owner of approximately 85% of the outstanding capital stock of DIS, and the other stockholders of DIS acquired 50% of the issued and outstanding shares of IPS Common Stock.

Following completion of the IPS Merger, DVI Healthcare Operations entered into an Agreement for the Exchange of Stock and Assets dated September 2, 1994, pursuant to which the Registrant returned to DVI Healthcare Operations certain equipment previously leased by Registrant from DVI and also transferred other assets, in satisfaction of approximately 62% or $4.8 million of lease and debt obligations owed by Registrant to DVI Healthcare Operations. The remaining approximately 38% or $1.8 million of those obligations was satisfied by the issuance of convertible preferred stock to DVI. As a result of this transaction, DVI Healthcare Operations now owns convertible preferred stock of Registrant having an aggregate liquidation preference of $4.482 million, which is convertible under certain circumstances (see "Item 12. Certain Relationships and Related Transactions") into two million shares of common stock of Registrant (subject to adjustment).

Between 1988 and 1993, under the direction of Norman Hames (see "Management"), the pre- September 2, 1994, Diagnostic Imaging Services, Inc. established one mobile and four freestanding imaging centers providing MRI and other imaging services. The four freestanding Centers were established with the collaboration of local physicians. The Centers were financed through limited partnerships with the Registrant as general partner and operator of the imaging center and generally with referring physicians as limited partners. As a result of regulatory initiatives that prohibit ownership of health care facilities by referring physicians, the limited partners in each of the partnerships agreed to sell their interests to DIS at a price based upon a determination by an independent appraiser.

In 1994, the pre-merger, Diagnostic Imaging Services, Inc., also acquired two previously unaffiliated Centers, as well as establishing a cancer diagnosis and treatment center (see "Cancer Therapy Center"). In 1994 and 1995, the post-merger, DIS acquired an additional four previously unaffiliated centers.

On March 22, 1996, Registrant entered into two management agreements with Primedex Health Systems, Inc., a New York corporation ("PHS, O-T-C Bulletin Board - PMDX). PHS, through its RadNet subsidiary, operates 21 imaging centers that provide diagnostic radiology services throughout California as well as providing a broad array of healthcare management services to contracted centers and to others, including, through its Future Diagnostics subsidiary, performing utilization reviews, physician certification and financial information services. PHS, subject to Registrant's ultimate control, assumed administrative responsibility for many of Registrant's centralized corporate activities. PHS will also, over time, assume management responsibility for various patient services and billing and collection activities at each of Registrant's imaging facilities. PHS and Registrant intend to coordinate their offering of imaging services throughout California.

On or about June 28, 1996, Norman Hames, the president of Registrant agreed to transfer all of his shares of Registrant's common stock and warrants to acquire shares of common stock to PHS in exchange for a five year, interest only promissory note from PHS aggregating $2,448,862 together with a five year warrant to acquire 2,807,350 shares of PHS for $.60 per share. Subsequently, PHS acquired additional shares of the Registrant's common stock from certain third parties so as to bring its aggregate ownership interest in Registrant to approximately 68%.

DIS acquired (Corona and Riverside) and/or opened (Camarillo and Scripps - Chula Vista) four additional centers in 1996 and 1997. Effective March 1, 1997, DIS sold four of its imaging centers and its ultrasound business to an unrelated third party for approximately $15.5 Million and $8.5 Million, respectively, less outstanding capital lease obligations and other liabilities of approximately $7.6 Million. Registrant expects to show a profit on the sales of approximately $7.5 Million. Included in the proceeds is One Million Dollars in consideration of DIS' agreement not to compete with the new owner.

As a result of a deteriorating business climate at Registrant's Santa Monica facility, on June 25, 1997, Registrant tentatively determined to close the center on or about August 29, 1997. While the Registrant is considering alternatives to closing the center it is likely none will be found. Registrant recorded a loss as a result of the discontinuance of the operations of approximately $3.425 million.

                        Multiple Modality Imaging Centers

The Registrant provides multi-modality radiological imaging services at its centers. The following chart lists modalities offered:

                                          Mammo-    Ultra-   Diagnostic Nuclear
Center                       MRI    CT    graphy     sound    RadiologyMedicine

Camarillo                                    *         *          *
Corona                        *      *       *         *          *        *
Riverside                     *      *       *         *          *
Scripps-Chula Vista (San Diego)*
Santa Monica                  *      *       *         *          *
Temecula                      *      *       *         *          *
Thousand Oaks                 *      *       *         *          *        *
Vista (North San Diego)       *      *

Radiological imaging systems facilitate the identification of diseases and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for more invasive diagnostic procedures, such as exploratory surgery. Radiological imaging systems are based on the ability of radioactive and other energy waves to penetrate human tissue and generate images of the body that can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional x-rays to the advanced technologies of MRI, CT, echocardiography, nuclear medicine and ultrasound.

MRI is used to provide high resolution images of the soft tissue of the body. The MRI imaging process causes atoms in various kinds of body tissue to respond to a magnetic field, enabling the differentiation of internal organs and normal and diseased tissue. While MRI was initially used primarily for diagnosis of neurological disorders of the spine, head or neck, MRI is now used increasingly for other applications, such as imaging of the soft tissue of the knee and shoulder. In addition, improvements in computer hardware and software, coupled with improvements in the underlying technology, have reduced certain MRI procedure times from more than an hour to less than 30 minutes, and have led to an increased ability of MRI units to provide cardiac and blood vessel studies. Contrast agents have been and are being developed to enhance MRI images and to expand MRI applications.

CT is used to detect tumors and other conditions affecting the skeleton and internal organs. In general, CT provides higher resolution images than conventional x-rays, but not as well defined as those produced by MRI. During a CT procedure, a patient is placed inside a ring on which a rotating x-ray tube is mounted. A dedicated computer directs the movement of the x-ray tube to produce multiple cross- sectional images on a particular organ or area of the body.

Ultrasound systems provide a low risk, non-invasive procedure for determining the primary diagnosis in renal, pancreatic, vascular, abdominal and obstetrical conditions. Ultrasound systems emit, detect and process high frequency sound waves to generate images of soft tissues and internal body organs. The sound waves used in ultrasound do not involve ionizing radiation and are not known to cause any harmful effects to the patient or unborn child. Ultrasound systems can also provide increasingly useful information on the cardiovascular system using advanced doppler technology.

X-ray is the most common imaging modality and is primarily employed in the following imaging methods: (i) Conventional x-ray systems, the oldest method of imaging, are typically used to image bone, teeth, vessels and organs and constitute the largest number of installed systems; (ii) CT scanners utilize the x-ray, as well as computers to produce cross-sectional systems of particular organs or areas of the body; and (iii) digital x-ray systems which add computer image processing capability to conventional x-ray systems.

Nuclear  Medicine  is  a  diagnostic   imaging  system   utilizing   short-lived
radioactive isotopes injected into the body and, together with computer assistance, then perform various examinations to establish the presence or absence of disease. Nuclear medicine provides an anatomic image as well as functional information which cannot be provided by MRI or CT. Nuclear medicine is used to provide information about organ function as opposed to anatomical size and shape

Cancer Therapy Center

The Registrant opened its cancer therapy center, Valley Regional Oncology Center ("VROC"), in April 1994, in Temecula, California, near the Registrant's Temecula Imaging Center. VROC is a limited partnership composed of the Registrant and certain radiation therapists. The Registrant is the managing general partner and owns 75% of VROC. VROC provides services to cancer patients in San Diego and Riverside Counties. VROC provides diagnosis and treatment on an outpatient basis reducing the need for hospitalization or multiple site evaluations for diagnosis and treatment. VROC services include radiation therapy, chemotherapy, seed implantation therapy and education, as well as substantially all outpatient treatment services at a single site and permit a patient to return home after treatment.

Managed Care Market

Overview. A sustained and continuing increase in health care costs at a significantly higher rate than overall inflation has caused insurers, employers, and other payors ("payors") to employ a number of strategies to contain health care expenditures. These cost-containment strategies are designed to reduce the price per unit paid for health care services and the amount of health care utilized. As a result, health insurance is gradually shifting away from traditional fee-for-service based benefit plans toward alternative health insurance products believed to manage the delivery of quality health care services more efficiently.

At this time, the most prevalent of these alternative products is the HMO, which provides comprehensive health care services to its enrollees for a fixed, prepaid monthly premium that does not vary with the frequency, cost or type of services utilized. In addition to the HMO, many hybrid managed care plans have also emerged. The Registrant has experienced its greatest patient growth from these alternative contracting parties. PPOs, IPAs, insurance companies and many others contract to provide care (although not on a prepaid basis) through loosely organized networks of hospitals and physicians that have agreed to provide care to plan enrollees at reduced rates. While these hybrid plans do not generally afford the degree of cost and utilization control associated with the HMO model, the Registrant believes that these programs are the area of greatest future growth and has determined to become a major participant in the contracting of radiological imaging services with those entities on a regional basis.

The Registrant's Managed Care Market. DIS network services are marketed primarily to managed care organizations which have found it cost effective to contract out their radiological imaging work to groups organized to provide that service with the application of quality assurance, together with the related management and organizational structures. As a consequence of the widespread managed care and HMO acceptance in California, particularly as the number of managed care organizations and HMOs serving the region has proliferated, the competition for enrollees has become intense. Managed care organizations and HMOs compete increasingly on the basis of the level of services offered and the quality of the delivery network. The Registrant believes this environment benefits Registrant by encouraging managed care organizations and HMOs to seek efficient, high quality physicians together with the efficient and respected facilities for their imaging services while providing convenience to their patients.

The DIS Network

The DIS network is designed to provide managed care, HMO and other providers with a high quality, cost-effective and competitive vehicle for providing covered radiological imaging benefits to their enrollees located in the DIS network's service area. The Registrant's contracts with payors are typically non-exclusive arrangements (except in the case of certain capitated arrangements which require their enrollees to utilize the DIS or affiliated facilities, however, the number is not large) which are renegotiated on an annual basis.

In entering into or renewing managed care contracts, Registrant considers a number of specific factors which affect capitation rates and reduced fee for service agreements. These factors include the demographic risk profile of the enrollee pool, prior financial experience, and the fee-for-service equivalent charges for anticipated care. In undertaking this process, Registrant analyzes pertinent data in order to assess contractual and economic opportunity and exposure, and then conducts the negotiations on behalf of its affiliated physicians and the Registrant.

HMO contracts obligate Registrant and the affiliated physicians to provide for the delivery of all covered outpatient radiological imaging (and in the case of the cancer center, all cancer therapy services) benefits. Under HMO contracts, Registrant and the affiliated physicians receive a fixed monthly dollar capitation payment for each HMO enrollee regardless of whether the services of Registrant or the affiliated physicians are utilized. All managed care contracts obligate Registrant and the affiliated physicians to provide radiological imaging or cancer care treatment at a reduced fee for service.

The loss of any of these customers could have an adverse effect on the Registrant until alternate sources for patient volume are substituted.

Quality Assurance

The  Registrant  believes  that the  quality of its  services is critical to its success and has initiated several programs to assure the delivery of quality radiological imaging services. Prior to hiring technologists, the Registrant requires that applicants perform sample imaging procedures in order to evaluate their capabilities, and all technologists are required to be licensed by the
State of California as registered x-ray technologists. In addition, the Registrant provides quarterly continuing education programs for its technologists regarding imaging techniques and advances in technology, and each technologist is required to attend ten hours of continuing education each year in order to maintain their license. A physician serves as medical director of each imaging center and reviews medical and professional issues arising in connection with operation of the imaging center, including issues related to the quality of service provided by the interpreting physicians. The Registrant also requires that the radiologists and other interpreting physicians providing services at the imaging centers or those providing radiation therapy be specialists certified by the appropriate medical societies, such as the American College of Radiology.

The Registrant also has a comprehensive quality assurance system in its cancer center, including multiple levels of review for dose calculations and continuous monitoring and checking of equipment, designed to ensure accurate dose delivery to the patient. The linear accelerators themselves utilize a computerized record-and-verify system that prevents the machine from operating unless it has been set in strict accordance with a patient's treatment plan. The Registrant has also adopted a peer review system whereby the treatment plans established by each radiation oncologist are reviewed by another of the Registrant's radiation oncologists on a weekly basis. The Registrant believes that its peer review system is unusual for radiation therapy practices outside an academic setting.

The  Registrant  also  utilizes  the  following   additional  quality  assurance
initiatives:

Peer Review. The Registrant has established periodic peer reviews of the quality of services rendered in each imaging center by having unrelated physicians review random samples of images together with interpreting physicians' diagnostic reports. Any unsatisfactory reports resulting from such reviews are discussed with the interpreting physician by the imaging center administrator or a vice-president of operations, and the physicians' failure to take appropriate corrective action could lead to termination of the interpreting physician at the imaging center.

Medical Advisory Committee. The Registrant has established medical advisory committees in each community served by Registrant. The committees are headed by a physician and comprised of local physicians and imaging center management and meet periodically to focus on specific areas of operations such as equipment evaluation, marketing, education, instrumentation, or one of the diagnostic modalities.

Patient and Physician Surveys. In order to assess satisfaction levels and solicit input for improvements, each patient is asked to complete a survey related to his or her experience at the imaging center. Additionally, random surveys are distributed to both patients and physicians on a quarterly basis.

Accreditation. The Registrant maintains accreditation for each of its imaging centers by the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO"), an important aspect of the Registrant's business strategy. JCAHO is an independent organization that reviews outpatient health care facilities and accredits those facilities that meet its guidelines. JCAHO accreditation reviews include an assessment of the facility and equipment, interpreting physician credentials and operating policies and procedures.

Management Information Systems. The Registrant's management information systems are designed to enable DIS affiliated physicians to devote their time to the practice of quality medicine. The Registrant maintains internally or utilizes through its contractual arrangements with PHS (See "Management Service Contracts" hereinbelow) a comprehensive database that provides patient utilization statistics, complete patient encounter reporting and comprehensive patient tracking. The Registrant believes that the availability of timely information on utilization patterns improves physician productivity and effectiveness. This data also plays an integral role in the physician utilization control process by enabling the administrator and medical director to monitor case management decisions, and monitor utilization trends. In addition,  the  Registrant's  management  information  systems  perform  various administrative functions, including appointment scheduling, insurance verification, billing, accounts payable and receivable, and verification, financial reporting and all third party claims processing. Additional services include billing and reimbursement assistance, patient and public relations support, risk management and quality assurance consultation and policy and procedure review.

Management Service Contracts

On March 22, 1996, the Registrant entered into two-five year management service contracts with Primedex Health Systems, Inc., a New York corporation ("PHS"). The first agreement relates to Registrant's corporate operations and provides that PHS arranges for maintenance for the Registrant's facilities, administers its human resource functions, provides certain bookkeeping and payroll services as well as certain accounting services. PHS also provides advice to Registrant with regard to its accreditation program and negotiates on behalf of Registrant for equipment, supplies, service and insurance. Registrant pays $45,000 per month for these services. Additionally, PHS and Registrant entered into a second agreement which is being phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, and billing and collection services. All costs of equipment and training are the responsibility of PHS. Registrant will pay an amount equal to 10% of its collections from each covered center for such services. Registrant anticipates cost savings and improved efficiency as a result of both of these agreements.

Relationships Among Affiliates; Management Agreements

The DIS network provides health care services in the State of California, which prohibits the corporate practice of medicine except by professional medical corporations. Accordingly, Registrant contracts with all Registrant network physicians on an independent contractor basis. All decisions regarding patient health care are made exclusively by physicians who contract with Registrant, but are independent and are rendered in connection with guidelines and policies developed and administered by the medical directors of the various centers.

Registrant has entered into agreements with the affiliated physicians which delegate to Registrant administrative, management and support functions which are required by physicians in the practice of medicine. The agreements specifically obligate Registrant to provide suitable facilities, fixtures and equipment, so that Registrant can adequately provide for all medical services, and delegates to Registrant those management and administrative functions which do not constitute the practice of medicine. Registrant is obligated to provide to the physician administrative, bookkeeping and billing services and non-physician support personnel (including nurses, technologists, marketing, administrative and maintenance personnel), and to assist in all phases of contract administration and marketing. The affiliated physicians are solely and exclusively in control of and responsible for all aspects of the practice of medicine and the delivery of medical services, including, but not limited to, diagnosis, and in the case of the cancer diagnosis and therapy centers, treatment, surgery and therapy. The affiliated physicians generally have approval and authority over HMO and managed care contracts, including the right to decline to enter any HMO and managed care contract negotiated on their behalf by Registrant. If the physician so declines, and Registrant does not contract with a substitute party, future growth could be adversely impacted. The agreements are generally for periods of three to seven years. Thereafter, contracts generally renew automatically unless either party elects to terminate them.

Pursuant to the agreement, as payment for Registrant's management services the affiliated physicians have either assigned to Registrant a percentage of the physician's interest in substantially all of the revenue received by the physician or the physicians and Registrant each bill separately for their services. The percentage paid to Registrant varies between 76% and 85% of such collections "Revenue" is defined in the agreement as all sums which the Registrant receives or becomes entitled to receive for the performance of medical services by physicians under contract with Registrant, from services performed by the physicians and from charges by Registrant for supplies and other items of which Registrant is entitled to charge. Amounts that may not be assigned to Registrant under applicable law (including Medicare payments) are not included in the revenue assigned to Registrant. The physicians have sole and exclusive control of and responsibility for all aspects of the practice of medicine and the delivery of medical services.

At three of Registrant's centers and its oncology center the medical services, including medical supervision, are supplied by Beverly Radiology Medical Group ("BRMG"). The sole owner of BRMG is Dr. Howard G. Berger (See "Items 9 and 12"). Registrant collects for and then provides payment to BRMG for the medical services it provides at its centers.

Competition

The market for radiological imaging services is highly competitive. The market is highly fragmented, with no dominant national or regional imaging services provider. The Registrant competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own or lease radiological imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including pricing, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. The Registrant's facilities are primarily located on or adjacent to major hospital sites, which the Registrant considers to be a competitive advantage.

The Registrant believes that the principal factors influencing a patient's choice of radiation therapy provider and that of its contracting organization is primarily the location of the center, cost of the service and the provider's reputation in the medical community for high quality medical care, which, in turn, is based primarily upon the reputation of its radiation oncologist. Other factors include sensitivity to patient comfort and other needs. The Registrant's center competes with other radiation therapy centers, which are more established in the community and may have financial resources greater than those of the Registrant. The Registrant attempts to attract radiation oncologists with superior academic training and experience in their specialty, and encourages their active participation in the medical community served by the center. The center is designed to provide a pleasant, comfortable environment for patients, and the entire staff is trained to be attentive to the patient's personal needs.

Regulation and Reimbursement

Overview. The health care industry is highly regulated and is undergoing significant change as third party payors, such as Medicare and Medicaid and the Blue Cross/Blue Shield plans, increase their efforts to control the cost, utilization and delivery of health care services. Legislation has been proposed or enacted at both the federal and state levels to regulate health care delivery in general and radiology and radiation therapy services in particular. The Registrant believes that reductions in reimbursement for Medicare services will be implemented from time to time, which often lead to reductions in the reimbursement rates of other third party payors as well. The Registrant cannot predict the effect health care reforms may have on its business, and there can be no assurance that such reforms will not have a material adverse effect on the Registrant's operations. The Registrant's diagnostic and cancer radiation therapy facilities are subject to governmental regulation at the federal, state and local levels.

Regulation of Outpatient Imaging Services. The operation of outpatient imaging centers requires a number of licenses, including licenses for technical personnel and certain equipment. The Registrant believes that it is in compliance with applicable licensure requirements. The Registrant further believes that diagnostic testing will continue to be subject to intense regulation at the federal and state levels and cannot predict the scope and effect thereof.

Radiological imaging centers performing mammography services must meet federal, and in some jurisdictions, state standards for quality as well as certification requirements. All mammography facilities are required by the Food and Drug Administration ("FDA") to be accredited; undergo an annual mammography facility physical survey; be inspected annually; meet qualification standards for interpreting physicians, mammography technologists, and medical physicists; meet certification requirements for adequacy and training and experience of personnel; meet quality standards for equipment and practices; and meet various requirements governing record keeping of patient files. Although the Registrant's centers are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Registrant anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification, if FDA so determines.
All facilities have received their FDA certifications.

Reimbursement of Radiology Services. In general, Medicare reimburses radiology services under a physician fee schedule which covers services provided not only by physicians, but also by freestanding imaging centers, radiation oncology centers, portable x-ray suppliers, hospitals and other entities. The scheduled amount is based on a resource-based relative value scale, recognizing three separate components of the physician's service; professional, technical and malpractice. For radiology there is a separate Medicare scheduled amount for the professional component of a service or procedure (i.e., the physician's time) and the technical component of the service or procedure (e.g., services and supplies necessary to perform the procedure).

The Omnibus Budget Reconciliation Act of 1993 proposed to establish a competitive bidding procedure for MRI services and CT scans. In addition, there have been and continue to be other proposals that could affect Medicare's reimbursement for radiology services. One proposal, for instance, would bundle the professional fees paid to radiologists for services provided to hospital inpatients into the DRG payment rates. Moreover, while research is underway that could reform Medicare's methodology for reimbursing outpatient services in the hospital setting, it is possible that such reform could be extended to freestanding imaging centers as well. This research could have an impact on payments for radiology services. The Registrant is unable to predict which, if any, proposals will be adopted.

Regulation of Radiology Facility Ownership. Effective January 1, 1992, a provision of the Omnibus Budget Reconciliation Act of 1989, commonly known as "Stark II," prohibits, with certain exceptions, physicians from referring Medicare patients, effective January 1, 1995, to radiology or other diagnostic services and radiation therapy services in which they have an economic interest. On October 8, 1994, Congress passed legislation deleting "or other diagnostic services" from the federal self-referral law, and inserted instead "including magnetic resonance imaging, CAT scans and ultrasound services." Violations of the law may result in denial of payments for the service, an obligation to refund payment for the service, payment of civil monetary penalties, and/or exclusion from the Medicare and Medicaid programs.

The Registrant has structured its acquisitions of physician-owned ventures in a manner which it believes does not raise significant issues under the anti-kickback and self-referral regulations. The Registrant anticipates that an insignificant portion of its revenues in 1996 is subject to loss as a result of continuing financial relationships with physicians who previously owned Registrant centers, as a result of such legislation. Due to the nature of this legislation, Registrant management is unable to specifically quantify the amount of revenue that would be potentially foregone as a result.

In addition to federal restrictions, California law (the "Speier bill") prohibits a physician from referring a patient for diagnostic imaging goods or services if the physician has a financial interest with the entity that receives the referral. The Registrant believes that it has structured its operations so as to ensure it complies with these requirements.

The Registrant is also subject to licensing and regulation under federal and state laws relating to radioactive materials, as well as to the health and safety of its employees. The sanctions for failure to comply with these regulations may be denial of the right to conduct business, significant fines and criminal penalties, any of which could have a material adverse effect on the Registrant. The Registrant believes that it is in substantial compliance with all applicable laws and regulations relating to these areas.

Governmental Regulation

Federal law and the laws of most states, including those in which the Registrant operates, specify who may practice medicine and limit the scope of relationships between medical practitioners and other parties such as Registrant. Under such laws, Registrant is prohibited from practicing medicine or exercising control over the provision of medical services. Accordingly, Registrant has entered into agreements which delegate the performance of administrative management and support functions which are required by affiliated physicians in the practice of medicine. Registrant does not employ any practicing physicians and does not represent to the public that it offers medical services. All physician services are offered through Registrant independent contractor physicians. Furthermore, Registrant does not exercise control over the practice of medicine by the physician under contract with Registrant. Registrant believes that the services it provides to the Registrant network and to its affiliated physicians do not constitute the practice of medicine under applicable law.

The DIS network and its affiliated physicians are subject to federal legislation which prohibits activities and arrangements which are designed to provide kickbacks or to induce the referral of business under Medicare and Medicaid programs. California and many other states have similar laws. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare programs and civil and criminal penalties. Similar penalties are provided for violations of state anti-kickback laws. In July 1991 the federal government promulgated regulations which identify certain business and payment practices as safe harbors under the federal anti-kickback statutes. The Registrant believes that the Registrant network and its affiliated physicians are in compliance with all such applicable laws in that the activities of the Registrant do not involve conduct which is prohibited by the anti-kickback laws.

Risk Management

In recent years physicians, hospitals and other participants in the health care industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories, including the withholding of approval for necessary medical services. Many of these lawsuits involve large claims and substantial defense costs. Although Registrant does not engage in the practice of medicine or provide medical services and has not been a party to any material litigation relating to the practice of medicine, there can be no assurance that Registrant will not become involved in such litigation in the future. Moreover, its affiliated physicians have been the subject of lawsuits alleging medical malpractice and related claims.

As part of its management services, Registrant negotiates and obtains malpractice insurance, on a "claims- made" basis on behalf of Registrant and requires its affiliated physicians with whom it contracts to maintain such insurance. Registrant believes such insurance is adequate to cover claims for medical malpractice which may arise out of the practice of medicine by the affiliated physicians. The physicians provide coverage in the amount of
$1,000,000 per physician per claim, subject to a limit of $1,000,000 per physician per incident and an aggregate per physician limit of $3,000,000 per year. The Registrant maintains $32,000,000 of blanket general liability insurance covering each center and its own principal offices as well as all of its employees. Registrant, PHS and BRMG are all named insureds under this policy.

Registrant also requires physicians to obtain "tail" coverage for claims against physicians arising from actions which occurred but were not reported during periods for which the related risk was covered by "claims-made" insurance.

The Registrant may encounter substantially higher insurance costs in the future, as well as reductions in the amount or nature of insurance coverage available. Should such conditions be encountered, the Registrant's profitability may be adversely affected and the Registrant may be unable to maintain insurance coverage for all risks against which the Registrant network is currently insured. In addition, there can be no assurance that a future claim or claims will not exceed the limits of available insurance coverage. Furthermore, if any of the Registrant network's unrelated insurance carriers are unable to pay insurance on claims against the Registrant network's covered physicians, the Registrant's financial condition could be materially adversely affected.


Employees

As of December 31, 1996, Registrant had 176 full-time employees. As of June 30, 1997, subsequent to Registrant's sale of its ultrasound business and four of its imaging centers [See "History"], Registrant had 122 full-time employees. Although there is intense competition for qualified personnel in the medical profession, to date Registrant has had no significant problems recruiting and retaining qualified personnel. None of the Registrant network's employees are subject to collective bargaining agreements, and the Registrant has experienced no work stoppages. Management believes that its employee relations are good.

Item 2.  Description of Property

Registrant's properties are leased and (except for Camarillo) provide the Registrant with the option to renew. The following table sets forth the location, approximate square footage and expiration dates of the leases covering each of the Registrant's centers:

                                                          Lease
                                Square       Date      Expiration     Annual
  Location                       Feet       Opened        Date      Rental ($)
  --------                       ----       ------        ----      ----------

Camarillo                       1,200        1996         2001         36,000
Corona                          5,328        1996         1998         85,000
Murrieta                        4,926        1991         2001        120,000
Vista (North San Diego)         2,042        1988         2000         44,000
Riverside                       8,312        1996         2001        146,000
Santa Monica                    9,235        1991         2001        365,000
Scripps Chula Vista (San Diego) 1,512        1996         2000         60,000
Temecula                        4,247        1992         1999        141,000
Temecula Oncology Center        5,418        1994         1998        104,000
Thousand Oaks                   8,300        1983         2001        281,000

Item 3.  Legal Proceedings

The Registrant is not a party to any material legal proceedings, except that

     (a) On April 10, 1996, the Registrant was served with a complaint entitled Midway Hospital Medical Center v. Diagnostic Imaging Services, Inc. filed in the U.S. District Court, Central District of California bearing case number 96-2414TJH brought by Midway Hospital Medical Center seeking payment of $116,056 plus attorneys fees based upon the alleged failure of the Registrant to discharge medical bills of a Registrant employee covered under the Registrant's health insurance program. The Registrant then commenced legal action against Registrant's outside administrator of its health insurance program alleging that it failed to properly administer that program and that if there is any liability to Midway, it is the liability of its administrator. The administrator denied any liability and filed a counterclaim against the Registrant alleging that it is owed $141,658, which the Registrant denied. The Registrant has settled the action with regard to the claim of Midway Hospital Medical Center for approximately $60,000.

     (b) On June 4, 1997, the Registrant was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court and bearing case number SC 047 526. The complaint alleges that Registrant failed to properly pay plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by Primedex Health Systems, Inc. in Registrant and the sale of four of Registrant's imaging centers and its ultrasound business to Diagnostic Health Services, Inc. (see "Item 1") that Registrant has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of Registrant's
Common Stock exercisable at $.01 per share which plaintiff received in connection with Registrant's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 in the new entity, at the election of the Registrant. Registrant has just received the complaint but denies each and every allegation and intends to vigorously defend against the legal action.

The Registrant is currently party to other litigation, none of which is deemed by management to be material in nature.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Registrant's Common Stock is traded in the over-the-counter market on the Over-The-Counter Electronic Bulletin Board under the symbol "DIAM". The following table sets forth, for the periods indicated, the high and low bid and ask prices for the Common Stock, as reported by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                    BID                           ASK
                           High             Low            High          Low

Calendar Year  1995
   1st Quarter            3-29/32          2-1/2           4-1/4        2-3/4
   2nd Quarter             4-5/8             3             4-7/8        3-1/4
   3rd Quarter             3-7/8           3-1/4          4-3/16        3-3/4
   4th Quarter             3-5/8           1-5/8             4          1-7/8

Calendar Year  1996
   1st Quarter             1-7/8           1-1/2           2-1/8        1-3/4
   2nd Quarter             1-7/8             1             2-1/8        1-1/4
   3rd Quarter            1-3/8           1/2             1-5/8         3/4
   4th Quarter              7/8             3/8            1-1/8         5/8

On June 12, 1997, the last reported bid and ask price of the Common Stock by the National Quotation Bureau, Inc., was $.94 and $1.07. As of June 12, 1997, there were 73 holders of record of the Common Stock. However, a substantial number of Registrant's outstanding shares of Common Stock were owned of record on said date by "Cede & Co.", the nominee for Depository Trust Company, the clearing agency for most broker/dealers. Management believes that these shares are beneficially owned by customers of these broker/dealers and that the number of beneficial owners of Registrant's Common Stock is approximately 400.


Item 6.  Management's Discussion And Analysis or Plan of Operation

Background:

Diagnostic Imaging Services, Inc. ("DIS" or the "Registrant") was incorporated in California as a S- Corporation on June 27, 1986. In 1992, the Registrant's consolidated operations consisted of non-invasive diagnostic imaging services, primarily with the use of ultrasound technology ("Ultrasound Division"). During 1992 and 1993, DIS established one mobile MRI business and was the general partner of four limited partnerships that provided diagnostic imaging services:
San Gabriel Valley Magnetic Resonance Imaging Center ("SGV"), Tarzana Regional Medical Center Magnetic Resonance Imaging Center ("Tarzana"), Inland Community Magnetic Resonance Imaging Center ("Inland") and Temecula Valley Imaging Center ("Temecula"). DIS also provided management services for these entities.

In June 1993, DIS became the general partner and 70% owner of Mission Bay Mobile MRI Facility, L.P. ("MBM"). In March 1996, MBM's assets and liabilities were assumed by an unaffiliated third party; the transfer resulted in a gain of approximately $296,000. In December 1993, Norman Hames [see "Item 9"] assigned his shares in a privately held company, Diagnostic Imaging Services, Inc. ("Diagnostic") to a newly established corporation, DIS Imaging, Inc., of which he was the sole shareholder. In January 1994, DIS Imaging, Inc. purchased the shares held by the then majority shareholder of Diagnostic and all of his interests in certain partnerships which Diagnostic managed.

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ("MDI") and Parkside Radiology ("Parkside"). In April 1994, DIS opened Valley Regional Oncology Center Ltd., L.P. ("VROC"), a cancer care therapy center located in Temecula, California. DIS is the general partner and 75% owner of VROC. On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets (see "Item 1"). Registrant's name was then changed to Diagnostic Imaging Services, Inc. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ("North County" collectively). The nuclear medicine business at North County Mediscan was subsequently sold for $230,000 in June 1996.

In January 1995, DIS assumed ownership of West Los Angeles MRI ("WLA"). In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ("Chino"). During this time, the center was closed for approximately two months. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ("SMIC") and became its general partner. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murrieta, California ("Murrieta"). (Murrieta has been largely inactive since the third quarter of 1996.)

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

As of December 31, 1996, through various transactions with related and unrelated parties, PHS acquired an additional 4,031,314 shares of DIS common stock bringing its total ownership to 6,778,807 shares, or approximately 59.1%. In subsequent purchases through June 12, 1997, PHS acquired an additional 1,053,163 common shares in transactions with unrelated parties increasing its ownership of DIS to approximately 68.3%, or 7,831,970 shares [excluding warrant shares].

In May 1996, Integrated Cardiovascular Systems, Inc. ("ICVS") was sold to an unaffiliated third party for $798,000 resulting in a gain of approximately $313,000. In addition, the Registrant also consolidated SMIC's non-MRI business with Parkside during the month. In August 1996, DIS acquired the assets and liabilities of HealthCare Imaging Center ("HCI") in Riverside, California for $200,000 resulting in goodwill of $10,000. In September 1996, DIS opened the Camarillo Imaging Center ("Camarillo"), a start-up operation utilizing equipment transferred from other sites. In October 1996, DIS assumed the assets and liabilities of Corona Imaging Center ("Corona") resulting in goodwill of $0.

In March 1997, subsequent to year-end, DIS sold the remaining assets of its Ultrasound Division and four hospital-based MRI sites (Tarzana, SGV, Chino and
SMIC) to Diagnostic Health Services, Inc. ("DHS") for $22.5 million in cash and $1.5 million in non-interest bearing receivables; the cash proceeds included $1 million of covenants not-to-compete. Of the total proceeds, $7.6 million was used to retire existing debt. In addition, DHS assumed the operating lease of the Registrant's WLA center. The assets of WLA were transferred to PHS' Radnet Management Inc. in 1997.

As a result of a continuing deteriorating business climate and other business reasons at the Registrant's Santa Monica ("Parkside") facility, on June 25, 1997, the Registrant tentatively determined to close substantially all of its operations at that center on or about August 29, 1997. While the Registrant is considering alternatives to closing the center it is likely none will be found. Due to this decision, Registrant recognized a loss in December 1996 of approximately $3.425 million and reclassified the net assets and reserve losses related to the center as "assets held for divestiture."

Discussion of Operations for the Year Ended December 31, 1996 vs. December 31, 1995

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc.

Results of Operations

For the year ended December 31, 1996, DIS had an operating loss of $4,656,351. For the year ended December 31, 1995, DIS had operating income of $2,030,122.

DIS generated net revenue of $22,555,570 and $28,219,847 for the years ended December 31, 1996 and 1995, respectively. The decrease in net revenue was primarily due to the sale of ICVS, MBM and the nuclear medicine business at North County in 1996. In addition, DIS ceased operations of its Montclair mobile MRI business. Other net revenue decreases were due to reductions in patient volume and reimbursement at Santa Monica and other sites. New centers acquired in the third and fourth quarters had only limited time to improve net revenues in 1996.

For the years ended December 31, 1996 and 1995, operating expenses totaled $27,211,921 and $26,189,725, respectively. A primary reason for the increase (even though variable operating expenses decreased with the reduction in net revenues) was the write-off of certain assets associated with the Registrant's Santa Monica facility of approximately $3.425 million.

For the years ended December 31, 1996 and 1995, interest expense was approximately $3,550,000 and $3,675,000, respectively. Interest expense of DIS was primarily attributable to equipment financing, acquisition notes payable and lines of credit charges. For the years ended December 31, 1996 and 1995, income tax expense was approximately $-0- and $51,660, respectively.

For the years ended December 31, 1996 and 1995, DIS had net losses after interest and taxes of $8,142,910 and $1,697,290, respectively.

Liquidity and Capital Resources

Cash decreased for the year ended December 31, 1996 by $5,335. Cash increased for the year ended December 31, 1995 by $17,993.

Cash generated from investing activities for the year ended December 31, 1996 was $158,568. Cash utilized for investing activities for the year ended December 31, 1995 was $3,107,976. The 1996 increase in cash was primarily due to proceeds from the sale of ICVS and the nuclear medicine business at North County for $1,028,000. In addition, capital expenditures were approximately $225,000 and $1,760,000 and acquisitions of imaging centers were approximately $200,000 and $890,000 for the years ended December 31, 1996 and 1995, respectively.

Cash utilized for financing activities was $1,114,342 for the year ended December 31, 1996. Cash generated from financing activities was $3,423,954 for the year ended December 31, 1995. The decrease in cash was primarily due to reduced borrowings and increased principal payments on notes payable and capital leases in 1996. For the years ended December 31, 1996 and 1995, $4,178,878 and $10,316,076, respectively, was borrowed from lines of credit, related parties, and from notes payable, and $3,000,000 and $1,085,000, respectively, was acquired from the issuance of common stock. For the years ended December 31, 1996 and 1995, principal payments on notes payable and capital leases were $9,169,798 and $7,977,122, respectively.

At December 31, 1996, DIS had a working capital deficit of $14,270,257 compared to a working capital deficit of $9,891,283 at December 31, 1995, a decrease of $4,378,974. The decrease was primarily due to approximately $3,200,000 in line of credit payables and approximately $2,200,000 in acquisition notes payable reclassified as current liabilities as of December 31, 1996. In addition, for the year ended December 31, 1996, the Registrant had short-term loans due to PHS of approximately $2,000,000. In March 1997, DIS's working capital improved with the sale of its Ultrasound Division and its hospital-based MRI facilities to an unrelated party.

DIS's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $13,830,000, $6,640,000, $6,570,000, $6,190,000 and $4,165,000,
respectively. Interest expense (assuming lines of credit are paid in full) for the Registrant for the next five years, included in the above payments, will be approximately $3,150,000, $1,915,000, $1,375,000, $780,000 and $195,000,
respectively. In addition, DIS has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $1,430,000 in annual payments over the next five years.

In 1996, DIS renegotiated some notes payable and obligations under capital leases in order to consolidate debt, reduce interest rates, obtain approximately $2.2 million in working capital loans, and pay off its second line of credit with DVI Business Credit.

DIS's working capital needs are currently provided under two lines of credit. Under one agreement with PHS, DIS may borrow up to $1,000,000 with interest payable at 4% greater than the prime rate. The revolving line is due March 2001. Under the second agreement with DVI Business Credit, DIS may borrow the lesser of $4,000,000 or approximately 53% of the eligible accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 3.5%. At December 31, 1996, approximately $3.2 million was outstanding under this line. As of December 31, 1996, the bank's prime rate was 8.25%. Under the formulas, there were no funds available for borrowing under the two active lines of credit as of December 31, 1996.

In addition to the $1 million revolving loan [plus accrued interest], PHS, as of December 31, 1996, also advanced to DIS short-term working capital loans of approximately $375,000 as well as deferring collection of $560,000 of management service fees.

In  March  of  1997,  DIS  sold  its   Ultrasound   Division  and  four  of  its
hospital-based MRI facilities for $22.5 million in cash and a $1.5 million non-interest bearing receivable; the cash proceeds include $1 million of covenants not-to-compete. Of the total proceeds, $7.6 million was used to retire existing debt. The related party liabilities due to PHS as of March 1997 were repaid with the proceeds from the sale.

As a result of a continuing deteriorating business climate and other business reasons at the Registrant's Santa Monica ("Parkside") facility, on June 25, 1997, the Registrant tentatively determined to close substantially all of its operations at that center on or about August 29, 1997. While the Registrant is considering alternatives to closing the center it is likely none will be found. Due to this decision, Registrant recognized a loss in December 1996 of approximately $3.425 million and reclassified the net assets to "assets held for divestiture."

New Authoritative Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed.The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Registrant. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Registrant.

The FASB has issued SFAS No. 128, "Earnings per Share," and SFAS No. 129,
 "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion No. 15, and related interpretations, by replacing the presentation of basic and diluted EPS by entities with complex capital structures. Basis EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Registrant has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted.Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

Inflation

To date, inflation has not had a material effect on the Registrant's operations.

Item 7.  Financial Statements

The Financial Statements are attached hereto and begin at page F-1.


Index to Consolidated Financial Statements and Supplementary Data     Page No.

Reports of Independent Accountants..................................  F-1 - F-2

Consolidated Balance Sheet at December 31, 1996.....................  F-3 - F-4

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995............................................................  F-5

Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1996 and 1995....................................  F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995............................................................  F-7 - F-8

Notes to Consolidated Financial Statements..........................  F-9 - F-23


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Diagnostic Imaging Services, Inc.
  Dover, Delaware


            We have audited the accompanying consolidated balance sheet of Diagnostic Imaging Services, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We  conducted  our  audit  in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging Services, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations, has been in default under various notes and capital leases and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey May 2, 1997, except as to Note 7[B] for which the date is June 4, 1997, Note 15 for which the date is June 25, 1997 and Note 7[A] for which the date is June 27, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Shareholders of
  Diagnostic Imaging Services, Inc. and Subsidiaries


            We have audited the consolidated statements of operations, shareholders' deficit, and cash flows of Diagnostic Imaging Services, Inc. and Subsidiaries [the "Company"] for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations, shareholders' deficit, and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has continued to suffer net losses, and at December 31, 1995, had a significant working capital deficit. Additionally, the Company has experienced difficulty in meeting its obligations as they become due as a result of increases in working capital requirements, capital expenditures and debt service requirements. Management's plans in regards to addressing these matters are described in Note
16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                          COOPERS & LYBRAND L.L.P.


Los Angeles, California
June 6, 1996



DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                                  $    12,658
  Accounts Receivable - Net                                               5,399,872
  Other Current Assets                                                      236,658
  Net Assets Held for Divestiture                                           229,509
                                                                        -----------

  Total Current Assets                                                    5,878,697

Property and Equipment - Net                                             19,982,890
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 345,834
  Goodwill - Net                                                          5,679,898
  Other Intangible Assets - Net                                           1,520,863
  Other Assets                                                              654,604
                                                                        -----------

  Total Other Assets                                                      8,201,199

  Total Assets                                                          $34,062,786




See Notes to Consolidated Financial Statements.


DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------


Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                        $   990,636
  Accounts Payable                                                        1,809,685
  Accrued Expenses                                                        2,964,380
  Accrued Professional Fees                                               1,630,283
  Notes Payable and Capital Leases                                       10,683,300
  Due to Related Parties                                                  2,070,670
                                                                        -----------

  Total Current Liabilities                                              20,148,954

Long-Term Liabilities:
  Notes Payable and Capital Leases                                       19,463,471
  Accrued Professional Fees                                                  69,167

  Total Long-Term Liabilities                                            19,532,638

  Total Liabilities                                                      39,681,592

Minority Interest                                                                --

Commitments and Contingencies                                                    --

Shareholders' Deficit:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000 Shares
   Authorized, 2,482,000 Shares Issued and Outstanding, Stated
   Liquidation Preference of $2,482,000                                      24,820

  Preferred Stock - Series G, $.01 Par Value, 5,000,000 Shares
   Authorized, 2,000,000 Shares Issued and Outstanding, Stated
   Liquidation Preference of $2,000,000                                      20,000

  Common Stock, $.01 Par Value, 20,000,000 Shares Authorized,
   11,463,956 Shares Issued, and 11,310,110 Shares Outstanding              114,639

  Additional Paid-in Capital - Common Stock                               4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                   226,409

  Additional Paid-in Capital - Preferred Stock - Series G                   182,441

  Stock Purchase Warrants                                                 1,175,317

  Subscriptions Receivable                                                  (10,994)

  Accumulated Deficit                                                   (11,600,959)

  Treasury Stock - 153,846 Shares of Common Stock, At Cost                   (1,538)
                                                                        -----------

  Total Shareholders' Deficit                                            (5,618,806)

  Total Liabilities and Shareholders' Deficit                           $34,062,786

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 6     1 9 9 5
                                                               -------     -------

Revenue:
  Net Patient Service Revenue                               $22,555,570 $28,219,847
                                                            ----------- -----------

Expenses:
  Cost of Services                                           17,034,067  19,167,770
  General and Administrative                                  3,350,666   2,555,837
  Depreciation and Amortization                               3,917,271   3,920,930
  [Gain] Loss on Sale/Assets Held for Divestiture             2,909,917     545,188
                                                            ----------- -----------

  Total Expenses                                             27,211,921  26,189,725
                                                            ----------- -----------

  Operating [Loss] Income                                    (4,656,351)  2,030,122

Interest Expense                                             (3,550,767) (3,675,011)
                                                            ----------- -----------

  Loss Before Income Taxes and Minority Interest in
   [Income] Loss of Subsidiaries                             (8,207,118) (1,644,889)

Provision for State Income Taxes: Current                            --     (51,660)

Minority Interest in [Income] Loss of Subsidiaries               64,208        (741)
                                                            ----------- -----------

  Net Loss                                                  $(8,142,910)$(1,697,290)

  Net Loss Per Share                                        $      (.77)$      (.22)
                                                            =========== ===========

  Weighted Common Shares Outstanding                         10,554,073   8,210,877
                                                            =========== ===========


See Notes to Consolidated Financial Statements


DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------






                                                              Preferred Stock
                              Common Stock           Series F            Series G             Treasury Stock
                            Shares     Amount   Shares    Amount     Shares     Amount       Shares     Amount

Balance - January 1, 1995  7,215,159 $ 72,151  2,482,000  $ 24,820  2,000,000  $ 20,000    (153,846)  $  (1,538)

Issuance of Shares         1,000,000   10,000         --        --         --        --          --          --

Debt Converted to Equity     501,304    5,013         --        --         --        --          --          --

Amortization of Deferred
  Compensation                    --       --         --        --         --        --          --          --

Net Loss for the Year Ended
  December 31, 1995               --       --         --        --         --        --          --          --
                           --------- --------  ---------  --------  ---------  --------   ---------   ---------

Balance - December 31,1995 8,716,463   87,164  2,482,000    24,820  2,000,000    20,000    (153,846)     (1,538)

Issuance of Shares
  [See Note 1[A]]          2,747,493   27,475         --        --         --        --          --          --

Amortization of Deferred
  Compensation                    --       --         --        --         --        --          --          --

Elimination of Deferred
  Compensation on
  Discontinuance of Center        --       --         --        --         --        --          --          --

Net Loss for the Year Ended
  December 31, 1996               --       --         --        --         --        --          --          --
                           --------- --------  ---------  --------  ---------  --------   ---------   ---------

Balance - December 31,1996 11,463,956 $114,639  2,482,000  $ 24,820  2,000,000  $ 20,000    (153,846)  $  (1,538)
                           ========== ========  =========  ========  =========  ========   =========   =========


See Notes to Consolidated Financial Statements.


DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------




                                       Paid-in  Paid-in
                            Paid-in   Capital -Capital -
                           Capital -  Series F Series G
                            Common    PreferredPreferred Purchase   Deferred  SubscriptionsAccumulated
                             Stock      Stock    Stock   Warrants Compensation Receivable    Deficit     Total

Balance - January 1, 1995  $(213,981)$226,409  $ 182,441  $994,610  $(851,297) $(10,994)  $(1,760,759)$(1,318,138)

Issuance of Shares         1,075,000       --         --        --         --        --           --   1,085,000

Debt Converted to Equity     598,222       --         --        --         --        --           --     603,235

Amortization of Deferred
  Compensation                    --       --         --        --     34,512        --           --      34,512

Net Loss for theYear Ended
  December 31, 1995               --       --         --        --         --        --   (1,697,290) (1,697,290)
                           --------- --------  ---------  --------  ---------  --------   ----------  ----------

Balance - December 31,1995 1,459,241  226,409    182,441   994,610   (816,785)  (10,994)  (3,458,049) (1,292,681)

Issuance of Shares
  [See Note 1[A]]          2,791,818       --         --   180,707         --        --           --   3,000,000

Amortization of Deferred
  Compensation                    --       --         --        --     34,512        --           --      34,512

Elimination of Deferred
  Compensation on
  Discontinuance of Center        --       --         --        --    782,273        --           --     782,273

Net Loss for the Year Ended
  December 31, 1996               --       --         --        --         --        --   (8,142,910) (8,142,910)
                           --------- --------  ---------  --------  ---------  --------   ----------  ----------

Balance - December 31,1996 $4,251,059 $226,409  $ 182,441  $1,175,317  $   --  $(10,994)  $(11,600,959)$(5,618,806)
                           ========== ========  =========  ============ =======  ========   ============ ===========


See Notes to Consolidated Financial Statements.



DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 6     1 9 9 5
Operating Activities:
  Net Loss                                                  $(8,142,910)$(1,697,290)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by [Used In] Operating Activities:
   Depreciation and Amortization                              3,917,271   3,920,930
   Allowance for Contractual Adjustments                        445,873     616,942
   [Gain] or Loss on Sale of Equipment                         (633,210)    127,901
   Loss on Assets Held for Divestiture                        3,543,127     355,246
   Amortization of Deferred Purchase Credit                          --    (751,599)
   Amortization of Deferred Compensation                         34,512      34,512
   Minority Interest in Consolidated Subsidiaries               (64,208)        741
   Write-off Employment Contract                                121,923          --
   Other                                                         18,667      73,945
                                                            ----------- -----------

  Net [Loss] Income Adjusted for Noncash Items                 (758,955)  2,681,328

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                        955,280  (1,474,050)
     Long-Term Accounts Receivable                              187,350    (658,191)
     Other Current Assets                                        60,271    (105,521)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                      506,493    (741,551)
                                                            ----------- -----------

  Net Cash - Operating Activities                               950,439    (297,985)
                                                            ----------- -----------

Investing Activities:
  Purchase of Property and Equipment                           (226,428) (1,761,527)
  Acquisitions of Operating Entities                           (200,000)   (890,000)
  Proceeds from Sale of Divisions                             1,028,000          --
  Payments for Intangible Assets                                (50,633)   (417,424)
  Payments for Deposits and Other Assets                       (392,371)    (39,025)
                                                            ----------- -----------

  Net Cash - Investing Activities                               158,568  (3,107,976)
                                                            ----------- -----------

Financing Activities:
  Cash Overdraft                                                990,636          --
  Proceeds from Borrowings on Notes Payable                   2,196,775  10,139,076
  Principal Payments on Notes and Leases                     (9,169,798) (7,977,122)
  Proceeds from Issuance of Common Stock                      3,000,000   1,085,000
  Loans from Related Parties                                  1,982,103     177,000
  Payments to Related Parties                                   (48,433)         --
  Payments to Joint Venture Partners                            (65,625)         --
                                                            ----------- -----------

  Net Cash - Financing Activities                            (1,114,342)  3,423,954
                                                            ----------- -----------

  Net [Decrease] Increase in Cash                                (5,335)     17,993

Cash - Beginning of Years                                        17,993          --
                                                            ----------- -----------

  Cash - End of Years                                       $    12,658 $    17,993
                                                            =========== ===========
See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 6     1 9 9 5
                                                               -------     -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                 $3,952,766  $ 3,164,659
   Income Taxes                                             $        -- $    12,000

Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company converted $603,235 in debt to equity for the period ended December
31, 1995.

  The Company entered into capital leases of $1,316,110 and $1,407,370 for the periods ending December 31, 1996 and 1995, respectively.

  During the year ended December 31, 1996, the Company acquired medical equipment of approximately $804,000 as part of the Corona Imaging and Healthcare
Imaging Centers acquisitions along with the assumption of notes payable of $567,518, and accounts payable and accrued expenses of $44,575 thereon.

  The Company converted accrued maintenance costs with two outside vendors into various notes payable totaling approximately $1,100,000 during the twelve months ended December 31, 1996.



See Notes to Consolidated Financial Statements.



DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Organization, Business and Basis of Presentation - Diagnostic Imaging Services, Inc. and its subsidiaries [the "Company" or "DIS"] provides management systems and services, non-physician health care personnel, facilities and equipment through a network of facilities owned or leased by the Company [the "Network"]. As of December 31, 1996, the Network, operating in Southern California, was composed of twelve imaging centers, fifteen ultrasound laboratories and eight mobile ultrasound units [the "Ultrasound Division"] and one cancer care center [See Notes 15 and 16]. The Company primarily contracts with health maintenance organizations, hospitals and other health care providers to perform the services described above. The Company does not engage in the practice of medicine and neither employs any physicians nor exerts any control over decisions regarding medical care.

In March of 1996, Primedex Health Systems, Inc. ["PHS"][a publicly-held company] acquired 2,747,493 of previously unissued common shares of the Company, for $3,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of the Company's common stock at $1.60 per share [See Note 12[B]]. Also in March of 1996, PHS acquired an additional 730,768 shares of common stock from a stockholder of the Company, giving PHS approximately 31% ownership of the Company. In August of 1996, PHS acquired an additional 3,228,046 shares of common stock, from existing shareholders, giving PHS approximately 59% of the Company. In December 1996, PHS acquired an additional 72,500 shares from unrelated parties. Subsequent to December 31, 1996, PHS acquired an additional 1,053,163 shares of common stock from existing shareholders, giving PHS approximately 68.3% of the Company.

[B] Consolidation - The accompanying consolidated financial statements include the accounts of the Company and various subsidiaries and partnerships in which the Company holds a majority ownership interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

[C] Property and Equipment and Depreciation and Amortization - Property and equipment are recorded at cost, less accumulated depreciation and includes equipment held under capital lease agreements. Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets ranging from three to sixteen years. Leasehold improvements are depreciated over the shorter of the life of the lease or their estimated useful life, using the straight-line method. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

[D] Revenue and Related Accounts Receivable and Allowances - Revenue is recognized when the related service is performed [including physician services, a portion of which are remitted to physicians in accordance with underlying service agreements; physician services are included in cost of services] less contractual adjustments and reserves for doubtful accounts ["allowances"]. A significant portion of the Company's accounts receivable involve third party payors, primarily insurance companies. The current portion of accounts receivable are the amounts which are reasonably expected to be collected within a year, based upon historical collection data.

Accounts receivable as of December 31, 1996 are shown net of allowances of $2,873,171 of which $2,700,235 has been deducted from current receivables and $172,936 has been deducted from noncurrent receivables.

[E] Intangibles - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty-years which is the period during which the Company expects to receive benefits. Organization costs, loan fees and covenants-not- to compete are recorded at cost and are amortized over their estimated useful lives ranging from two to twenty years. The Company evaluates whether changes have occurred that would require revision to the remaining estimated useful life of the assigned goodwill or rendered the goodwill not recoverable.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[F] Long-Term Accrued Professional Fees - Accrued professional fees for physician services are classified as either long-term or short-term depending on the classification of the related amounts due from the patient or third-party payor for the related services performed.

[G] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Accordingly, actual results could differ from those estimates.

[H] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 1996, the Company had no credit risk related to cash and cash equivalents. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[I] Impairment - Certain long-term assets [including goodwill] of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. [See Notes 5 and 15]. As of December 31, 1996, management expects these assets to be fully recoverable.

[J] Advertising - Advertising costs are expensed as incurred.

[K] Stock Options - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[L] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. There were no cash equivalents at December 31, 1996.

[M] Reclassifications - Certain amounts in the prior-year consolidated financial statements have been reclassified to conform to the current-year presentation.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[2] Business Combinations, Acquisitions and Divestitures

In January 1995, DIS acquired West L.A. MRI ["WLA"] from DVI Healthcare Operations in exchange for the Company taking over payments under the existing building and equipment financing leases. There was no goodwill recognized in this transaction.

On February 27, 1995, DIS acquired all of the partnership interests in Santa Monica Imaging Center ["SMIC"], except those owned by Santa Monica Hospital, for $864,000 in cash, notes payable and assumed liabilities resulting in goodwill of approximately $702,000. The interest held by Santa Monica Hospital was purchased in April 1997 for $300,000.

In May 1995, the Company and ScrippsHealth, San Diego entered into an agreement with Scripps Chula Vista Imaging Center, LLP ["SCV"] for the development and operation of an outpatient radiological facility providing MRI services. The Company and ScrippsHealth will be equal partners with the Company serving as managing partner. The project was completed at December 31, 1996 with the facility seeing its first patients in January 1997.

In August 1995, DIS purchased certain assets of Golden Triangle Radiology and
 Medical Group Imaging, Inc.["Murrieta"] for $220,000 in cash and notes payable.

In October 1995, the Board of Directors approved a plan for the Company to withdraw from its unprofitable mobile MRI and North County nuclear medicine businesses. Upon approval of the Plan, a provision of $189,942 was recorded to reflect the operating losses expected on disposal of these businesses and a loss of $355,246 on disposal of the assets.

The following pro forma unaudited information presents the results of the combined operations of Diagnostic Imaging Services, Inc. and its subsidiaries, WLA, SMIC, and Murrieta, treating WLA, SMIC and Murrieta as if they were subsidiaries for the entire year ended December 31, 1995 with pro forma adjustments as if the acquisitions had been consummated as of January 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1995 or results which may occur in the future.
                                                          Year ended
                                December 31, 1995

Net Revenue                                              $28,741,000
Net Loss                                                 $  (992,000)
Net Loss Per Share                                       $      (.12)

On March 1, 1996, the assets and related liabilities of Mission Bay Mobile ["MBM"] were assumed by Mobile Technology, Inc., an unrelated party. The transfer resulted in a net gain of approximately $296,000. On April 1, 1996, substantially all of the assets and liabilities of the nuclear medicine business at North County were sold to Tri-City Hospital District for $230,000. The sale resulted in a net loss of $147,093 of which a $220,607 loss was recorded at December 31, 1995 and the difference of $73,444 was recorded in 1996.

During 1996, the Company rented its PPS mobile MRI unit to a hospital with the expectation of eventually selling the unit to the hospital. On April 30, 1996, the hospital terminated its rental agreement and the Company reclaimed the unit and set-up an additional loss reserve of approximately $119,000 with the intention of selling the unit by year-end. Subsequent to year-end, the PPS mobile unit and related liabilities were transferred to RadNet Management, Inc., a 100%-owned subsidiary of PHS.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company tentatively determined to close substantially all of its operations at the facility on or about August 29, 1997. Due to this decision, the Company recognized a loss in December 1996 of approximately $3,425,000 and reclassified approximately $230,000 in net assets to "assets held for divestiture." [See Note 15]

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[2] Business Combinations, Acquisitions and Divestitures [Continued]

Substantially all of the remaining assets of Integrated Cardiovascular Systems, Inc. ["ICVS"] were sold on May 29, 1996 to Baxter Healthcare Corporation for approximately $798,000. The sale resulted in a gain of approximately $313,000.

On July 31, 1996, effective August 1, 1996, DIS acquired substantially all of the business and assets of Healthcare Imaging Center, L.P. ["HCI" or "Riverside"] for $200,000 plus assumed liabilities resulting in goodwill of $10,000.

In September 1996, DIS opened the Camarillo Imaging Center ["Camarillo"], a start-up operation utilizing equipment transferred from other sites. The facility will function as a satellite office to the Company's MDI center and provides mammography, ultrasound and general diagnostic radiology services.

On September 30, 1996, effective October 1, 1996, DIS acquired substantially all of the business and assets of the Corona Imaging Center ["Corona"] in exchange for the Company taking over payments under the existing building and equipment financing leases and other accrued liabilities. There was no goodwill recognized in this transaction.

All acquisitions in 1996 are immaterial to the financial statements.

For financial reporting purposes at December 31, 1996, the assets, liabilities, results of operations and cash flows of the Company's mobile MRI units and Parkside facility [See Note 15] are included in the Company's consolidated financial statements as net assets held for divestiture. Net assets of the Company's operations held for divestiture at December 31, 1996 are as follows:

                                             Parkside  Mobile MRI's   Totals

Property and Equipment - Net                $3,654,057  $1,046,482  $4,700,539
Liabilities                                         --  (1,046,482) (1,046,482)
Loss on Divestiture                         (3,424,548)         --  (3,424,548)
                                            ----------  ----------  ----------

  Net Assets                                $  229,509  $       --  $  229,509
  ----------                                ==========  ==========  ==========

[3] Fair Value of Financial Instruments

Estimated fair value of the Company's financial instruments are as follows:

                                        1 9 9 6
                                 Carrying      Fair
                                  Amount       Value

Cash                            $   12,658  $   12,658
Due to Related Parties - Current(2,070,670) (2,070,670)
Debt Maturing within One Year   (9,745,318) (9,745,318)
Long-Term Debt                  (14,908,454)(12,624,871)

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, due to related parties, and debt maturing within one year, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[4] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of December 31, 1996 are as follows:

Medical Equipment                                       $12,948,632
Office Equipment and Furniture and Fixtures                711,471
Leasehold Improvements                                   3,599,545
Property Held Under Capital Lease                        9,333,284
                                                        ----------

Total                                                   26,592,932
Less:  Accumulated Depreciation                         (6,610,042)

  Net Property and Equipment                            $19,982,890

Property and equipment depreciation expense was approximately $2,945,000 and $2,925,000 for the years ended December 31, 1996 and 1995, respectively.

For property held under capital leases, depreciation expense for the years ended
December  31,  1996  and  1995  was   approximately   $1,090,000  and  $770,000,
respectively and accumulated depreciation at December 31, 1996 was $2,925,985.

Certain assets were written down during 1996 [See Notes 5 and 15].

[5] Goodwill and Intangible Assets and Amortization

A breakdown of goodwill and intangible assets is as follows:
                                                         Goodwill      Other

Cost                                                    $6,566,335  $2,819,433
Less:  Accumulated Amortization                            886,437   1,298,570
                                                        ----------  ----------

  Net Intangible Assets                                 $5,679,898  $1,520,863
  ---------------------                                 ==========  ==========

For the year ended December 31, 1996, the Company recorded additional goodwill related to acquisitions of approximately $65,000 and wrote-off net goodwill related to sold or "held for disposal" centers of approximately $1,675,000. In addition, the Company wrote-off an employment contract of approximately $120,000 in 1996.

Amortization expense relating to intangible assets was approximately $970,000 and $995,000 for the years ended December 31, 1996 and 1995, respectively.

Pursuant to SFAS No. 121, the Company, in 1996, recorded an impairment loss of $3,424,548 from writing down goodwill, property and equipment, deferred compensation, covenants not-to-compete and loan fees. Facts and circumstances leading to the impairment loss consist principally of the decision to close the Parkside facility on or about August 29, 1997 [See Note 15]. The impairment loss recorded is the carrying values of the assets and deferred compensation less the estimated depreciation and amortization for 1997 up to the expected date the center will be closed.

[6] Due to Related Parties

The Company owes Norman Hames, President of DIS, approximately $90,000, without interest, for prior loans made by him to the Company. The amount is expected to be paid within the next year.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[6] Due to Related Parties [Continued]

At December 31, 1996, DIS owed approximately $1,980,000 to PHS as summarized by the following:

In March 1996, PHS loaned $1,000,000 to DIS pursuant to a revolving loan agreement. The loan bears interest at the prime rate, as quoted by Bank of America, plus four percent. Principal payments were to commence October 1996 at the rate of $50,000 per month plus interest. All unpaid amounts are due on March 22, 2001. As of December 31, 1996, no principal payments had been made. Interest of approximately $85,000 was accrued in 1996.

During 1996, PHS loaned DIS approximately $375,000 in additional non-interest bearing short-term working capital loans.

DIS entered into an agreement with PHS, whereby PHS will provide management services to DIS for a monthly fee of $45,000. During March and April 1996, the Company was charged a management fee of $100,000 per month. Additionally, DIS and PHS entered into a second agreement which is being phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, and billing and collection services. DIS will pay an amount equal to 10% of its collections for each covered center. During 1996, DIS incurred $560,000 in management fees. The agreements expire April 1, 2001 with an option to renew for an additional year.

In 1996, DIS sold medical equipment to PHS for $40,000, which represented the book value of the equipment at the time of the sale.

Interest expense on amounts owed to related parties was approximately $85,000 for the year ended December 31, 1996. There was no interest expense to related parties for the year ended December 31, 1995.

[7] Litigation

[A] On April 10, 1996, the Company was served with a complaint entitled Midway Hospital Medical Center v. Diagnostic Imaging Services, Inc. filed in the U.S. District Court, Central District of California seeking payment of $116,056 plus attorneys fees based upon the alleged failure of the Company to discharge medical bills of a Company employee covered under the Company's health insurance program. The Company then commenced legal action against the Company's outside administrator of its health insurance program alleging that it failed to properly administer that program and that if there is any liability to Midway, it is the liability of its administrator. The administrator denied any liability and filed a counterclaim against the Company alleging that it is owed $141,658, which the Company denied. The Company has settled the action with regard to the claim of Midway Hospital Medical Center for approximately $60,000 and as to the counterclaim of the administrator for approximately $95,000.

[B] On June 4, 1997, the Company was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court. The complaint alleges that the Company failed to properly pay to the plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by PHS in the Company and the sale of four of the Company's imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that the Company has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of the Company's Common Stock exercisable at $.01 per share which plaintiff received in connection with the Company's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 at the election of the Company. The Company denies each and every allegation and intends to vigorously defend against the legal action.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[7] Litigation [Continued]

The Company is currently party to other litigation, none of which is deemed by management to be material in nature.

[8] Long-Term Debt and Capital Leases

Long-term debt at December 31, 1996 consisted of the following:

Revolving line-of-credit to a financial institution, which is also a shareholder of the Company, due June 1997 with interest at the bank's prime rate plus 3.5%. The Company may borrow the lesser of $4,000,000 or 53% of the Company's eligible accounts receivable. At December 31, 1996, the Company had no significant availability under the line of credit. The line is collateralized by substantially all of the Company's assets including a first position in substantially all of the accounts$receivable.3,199,585

Notes payable to a financial institution, which is also a shareholder of the Company, bearing interest from 10% to 12.75%; monthly principal plus interest is due until maturity at various dates through 2002; collateralized primarily by medical equipment.13,603,012

Notes payable to three financial institutions bearing interest at fixed rates ranging from 9.5% to 11.25%; monthly principal plus interest is due until maturity at various dates through 2001; collateralized primarily by medical equipment.3,517,105

Notes payable to former limited partners of acquired partnerships bearing interest at a fixed rate of 8%; varying payment terms until maturity at various dates through 1999.2,596,694

Various notes payable to financial institutions; bearing interest at various rates ranging from 8.25% to 14.50%; various payment maturities through 2001; collateralized by medical equipment. 2,783,858

Obligations under capital leases, collateralized primarily by medical equipment, originally costing approximately $9,600,000, payable in various monthly installments including interest at various rates from 9.5% to 12.75% through 2002.5,492,999

Total                                                                 31,193,253
Less: "Net Assets Held for Divestiture" Notes                        (1,046,482)
         Current Portion Debt and Capital Leases                    (10,683,300)
                                                                     -----------

  Non-Current                                                        $19,463,471
The Company's loan agreements contain certain restrictive covenants that include or require among other things, the following: (a) cross default provisions and
(b) approval for sale of collateralized equipment.

The Company is in default under various note agreements, pertaining to the acquisition of centers, for non-payment of principal and interest. These notes have been classified as current [See Note 16].

During 1996, the amount outstanding under the revolving line-of-credit had from time-to-time exceeded maximum borrowings available under the agreement.

The prime rate at December 31, 1996 was 8.25%. At December 31, 1996, the weighted average interest rate on short-term borrowings was 11.75%.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------





[8] Long-Term Debt and Capital Leases [Continued]

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

 Years Ended
December 31,
   1997                                               $ 9,745,318
   1998                                                 3,683,260
   1999                                                 4,037,730
   2000                                                 4,142,080
   2001                                                 2,960,012
   Thereafter                                              85,372
                                                      -----------

     Total                                            $24,653,772

The Company leases property under capital leases. The following schedule shows the minimum lease payments under capital leases as of December 31, 1996:

 Years Ended
December 31,
   1997                                               $ 1,488,371
   1998                                                 1,483,319
   1999                                                 1,483,319
   2000                                                 1,463,452
   2001                                                 1,077,019
   Thereafter                                              74,500
                                                      -----------

   Total                                                7,069,980
   Less:  Amount Representing Interest                 (1,576,981)

                                                        5,492,999
   Less:  Current Portion                                (937,982)

     Long-Term Portion                                $ 4,555,017
     -----------------                                ===========

The Company has been in default under various of its capital lease agreements, and has from time to time either made agreements to resolve the defaults or brought the past due debt current by payment [See Note 16].

During the year ended December 31, 1995, interim debt of $603,235 was converted to $501,304 shares of common stock in exchange for cancellation of the related notes payable.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[9] Commitments and Contingencies

[A] Leases - The Company and its subsidiaries have noncancellable operating leases for use of their facilities and certain medical equipment. The leases require payment of various expenses as additional rent and expire at various times through 2002. Certain leases provide for renewal options from two to five years, rent increases based on changes in the Consumer Price Index and are guaranteed by certain shareholders and officers of the Company. Rent expense under the leases was approximately $2,100,000 and $1,494,000 for the years ended December 31, 1996 and 1995, respectively.

The following summarizes future minimum rental payments required under the operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996:

 Year Ended
December 31,                                   Total     Equipment  Facilities

   1997                                     $2,092,723  $   68,996  $2,023,727
   1998                                      1,839,823      47,484   1,792,339
   1999                                      1,586,061          --   1,586,061
   2000                                      1,130,723          --   1,130,723
   2001                                        254,527          --     254,527
   Thereafter                                   30,000          --      30,000
                                            ----------  ----------  ----------

     Totals                                 $6,933,857  $  116,480  $6,817,377
     ------                                 ==========  ==========  ==========

[B] Physician and Independent Contractor Agreements - The Company has certain arrangements for payment of professional services based upon the percentage of revenue collected from 15% to 24%.

[10] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards.

The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 1996 are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforwards                      $8,698,000
  Allowance for Doubtful Accounts                          230,000
  Tax Basis of Fixed Assets in Excess of Book Basis        301,000

  Net Deferred Tax Asset                                 9,229,000

Valuation Allowance for Deferred Tax Asset              (9,229,000)
                                                        ----------

  Net                                                   $       --
  ---                                                   ==========

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------




[10] Income Taxes [Continued]

The valuation allowance of $9,229,000 represents an increase of $5,355,127 over the preceding year. Net operating loss carryforwards of $21,745,000 expire as follows:

Years ended
   2002                                                 $  164,000
   2003                                                    608,000
   2004                                                  1,055,000
   2005                                                    817,000
   2006                                                  4,053,000
   2007                                                  3,439,000
   2008                                                  1,226,000
   2010                                                  2,513,000
   2011                                                  7,870,000
                                                        ----------

     Total                                              $21,745,000

A portion of the available losses is limited according to Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the annual utilization of net operating losses to the value of the Company immediately prior to an ownership change [generally, more than a 50% ownership change at any time within a three-year period multiplied by the "long-term tax-exempt rate"]. Due to certain significant changes in ownership of DIS's stock, the annual utilization of federal NOL carryforwards may be limited, depending on the determination of the fair values of the Company immediately before the change in ownership.

[11] Shareholders' Deficit

The Series F convertible preferred shares are redeemable at the Company's option for $1.00 per share plus accumulated unpaid dividends and are convertible to common shares at a ratio of 2.482 preferred shares, subject to certain restrictions, in exchange for one common share, and accrued dividends, which are cumulative, of $.05 per share through July 15, 2000, $.07 per share thereafter through July 15, 2001, $.085 per share thereafter through July 15, 2002 and $.10 per share thereafter, payable quarterly.

The Series G convertible preferred shares have substantially the same terms as the Series F and are convertible to common shares at a ratio of 2 preferred shares in exchange for one common share. The Company and DVI have entered into an agreement which provides that DVI would not convert its preferred stock to common stock without the approval of the Chairman of the Company, prior to the price of the common stock in the public market in which it trades closing for 20 consecutive days at a price of five dollars per share or higher.

As of December 31, 1996, cumulative preferred stock unpaid dividends totaled $336,150 [$.075 per share].

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------




[12] Stock Options and Warrants

[A] Stock Options - In October 1990, the Company adopted a stock option plan covering up to 250,000 shares of the Company's common stock. Options to purchase shares of the Company's common stock may be granted to employees, officers and directors at the fair market value at the date of grant for incentive stock options or 85% of the fair market value at the date of grant for nonqualified stock options.

The following table summarizes the activity in common shares subject to incentive stock options and nonqualified options for the year ended December 31, 1996:

                                                              Weighted Average
                                                         Common   Exercise Price
                                                         Shares      Per Share

Options Outstanding and Exercisable at January 1, 1996    715,917    $    1.78
------------------------------------------------------

Options Granted                                            10,000    $    1.00
Options Exercised                                              --    $      --
Options Canceled                                           10,000    $     .63
                                                        ---------

  Options Outstanding and Exercisable at December 31, 1996715,917    $    1.78
  --------------------------------------------------------=======

The following table summarizes information about stock options outstanding at December 31, 1996:

                                             Options Outstanding
                                    Number      Weighted-Average
  Range of                      Outstanding at      Remaining   Weighted-Average
Exercise Prices                December 31, 1996Contractual Life Exercise Price

$.01 - $1.00                          80,360       2.3 Years         $    .67
$1.01 - $2.00                        325,566       4.0 Years         $   1.15
$2.01 - $3.00                        309,991       1.8 Years         $   2.73
                                   ---------

                                     715,917       2.8 Years         $   1.78
                                   =========

The exercise prices of the options outstanding at December 31, 1996 range between $.625 and $3.00.

No compensation cost was recognized in income during the year ended December 31, 1996.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for the year ended December 31, 1996 would have been as follows:

Net Loss:
  As Reported                                     $(8,142,910)

  Pro Forma                                       $(8,150,471)

Loss Per Share:
  As Reported                                     $     (.77)
                                                  ==========

  Pro Forma                                       $     (.77)
                                                  ==========

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------




[12] Stock Options and Warrants [Continued]

[A] Stock Options [Continued] - At the grant dates, the weighted average fair value of the above options were $.76 during 1996.

Generally, stock options are exercisable upon granting and expire five years from the date of grant.

The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

               Risk-Free      Expected       Expected         Expected
             Interest Rate      Life        Volatility        Dividends

1996             6.63%         5 Years        81.97%             N/A

[B] Stock Warrants - The following table summarizes the activity in common shares subject to warrants for the year ended December 31, 1996 [See Note 1A]:

                                                        Common      Warrant
                              Shares Exercise Price

Warrants Outstanding and Exercisable at January 1, 1996 [1]319,488$     .01
-----------------------------------------------------------

Warrants Granted [2]                                  1,521,739   $    1.60
Warrants Exercised                                           --   $      --
Warrants Canceled                                            --   $      --
                                                      ---------

  Warrants Outstanding and Exercisable at  December 31, 19961,841,$27.01 - 1.60
  ----------------------------------------------------------====== ==

[1] See Note 7[B].
[2] The 1,521,739 warrants, valued at $180,707, issued in 1996, were issued to PHS [See Note 1[A]].

Warrants  outstanding  at December 31, 1996 expire from  February  1999 to March
2001.

[13] Employee Benefit Plan

The Company adopted a savings plan pursuant to Section 401(K) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable amount under the tax law. Employee contributions vest immediately. The Plan does not require a matching contribution by the Company. The Company did not make a contribution to the plan or record any expense in 1996 or 1995.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------




[14] Loss Per Share

The calculation of net loss per share attributable to common shareholders for the year ended December 31, 1996 and 1995, includes the effect of undeclared and unpaid dividends on Series F and G Preferred Shares of $224,100 and $112,050, respectively.

[15] Subsequent Events

In January 1997, DIS transferred substantially all of the assets and liabilities associated with its mobile MRI business ["Montclair Mobile" or "PPS"] to RadNet Management, Inc. ["RadNet"], a 100% owned subsidiary of PHS. PPS's assets and liabilities were segregated in assets held for divestiture with a net value of $-0- as of December 31, 1996.

Effective March 1, 1997, DIS sold substantially all the assets of its ultrasound division for approximately $8.5 million and sold substantially all of the assets of four of its hospital-based MRI sites for approximately $15.5 million. The total proceeds of $24 million include a non-interest bearing receivable in the amount of $1.5 million to be received in annual installments of $500,000 over the next three years and approximately $1 million in ten-year covenants not-to-compete. Of the cash proceeds, approximately $7.6 million was used to pay off existing debt. These transactions will result in a gain of approximately $7.5 million.

During 1997, the Company repaid the $1,982,103 loan from PHS and in addition loaned PHS $5,500,000 bearing interest at 10% payable monthly with the principal due on or before March 31, 1998.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company tentatively determined to close substantially all of its operations at that center on or about August 29, 1997. While the Company is considering alternatives to closing the center it is likely none will be found. Due to this decision, Company recognized a loss in December 1996 of approximately $3,425,000 and reclassified the net assets related to the center as "held for divestiture." Net assets held for divestiture are presented at carrying value which approximates fair value less costs to sell. As a result of the closing, the assets and related liabilities of WLA [See Note 2] will be transferred to PHS' Radnet Management, Inc.

[16] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations, had been in default under various notes and capital leases and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management has taken the following steps to revise its operating and financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------




[16] Going Concern [Continued]

Effective March 1, 1997, DIS sold substantially all the assets of its ultrasound division and four of its hospital-based MRI sites to Diagnostic Health Services, Inc. ["DHS"] for approximately $24,000,000. Of the proceeds, approximately $7,600,000 was used to pay existing debt resulting in approximately $16,000,000 in cash and a $1,500,000 non-interest bearing receivable. The Company will use a large portion of the cash proceeds to improve its working capital in fiscal 1997.

On June 25, 1997, the Company, tentatively determined to close substantially all of its operations at the Santa Monica ["Parkside"] facility, on or about August 29, 1997.

The Company acquired or opened four new facilities in late 1996 and early 1997 in strategic locations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

[17] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers
 and Servicing of Financial Assets and Extinguishment of Liabilities.
" SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.
 Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on
 January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB has issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.SFAS No. 130 is not expected to have a material impact on the Company.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------




[17] New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated.SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.






                      .   .   .   .   .   .   .   .   .   .

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons:
       Compliance with Section 16(a) of the Exchange Act:

Directors serve a term of one year and until their successors are duly elected and qualified. The Registrant's By-Laws currently provide for a Board of not less than one. Mr. Hames and Dr. Berger currently serve as directors. Two positions on the Board are vacant which Registrant anticipates filling when competent and qualified individuals are located. During the year ended December 31, 1996, the Board of Directors held one meeting and took action by unanimous written consent on six occasions. Each director who served during 1996 attended all of the meetings of the Board held during such fiscal year. The following table sets forth certain information concerning the directors and officers of the Registrant:

                                                                  Year First
                                                                    Elected
  Name                   Age          Position                     To Serve

Norman Hames             41     President and Chief Financial Officer1994
Howard G. Berger, M.D.   52     Chairman of the Board of Directors   1996
Judy Perez-Haley         40     Vice President                       1994


Norman Hames, a founder of the Registrant, has served as President, CEO and Director of the Registrant since 1986. In 1996 he became an officer and director of Primedex Health Systems, Inc.
("PHS").

Howard G. Berger, M.D., was appointed as a director of DIS in March 1996.
  Dr. Berger was elected a director of PHS in July 1992 and in September
1996, was appointed president and chief executive officer and is currently serving in those capacities. Dr. Berger is the sole owner of Beverly Radiology Medical Group which supplies the medical services at three of Registrant's imaging centers and at its oncology center. Dr. Berger received his medical degree from the University of Illinois Medical School and is Board certified in nuclear medicine.

Judy Perez-Haley has been the Vice President-Central Region of DIS since May 1993 and, prior to that, served as an administrator for DIS for eight years.

The officers of DIS are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors.

The Board of Directors intends to establish an Executive Committee which is authorized to exercise the authority of the Board of Directors to the extent permitted by Delaware law. The Board of Directors of Registrant also intends to establish an Audit Committee, which reviews the results and scope of the audit and other services provided by Registrant's independent auditors, and a Compensation Committee, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to Registrant.

Compliance with the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and officers and persons who own more than 10% of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant with copies of the reports they file. Based solely upon a review of the copies of such reports and the written representations from certain persons that certain reports were not required to be filed by such persons, the Registrant believes that all its directors, officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1994.

Item 10.  Executive Compensation

                           Summary Compensation Table

Set forth below is the cash compensation paid by the Registrant during 1996 to its President. No other executive officer received during 1996 compensation which exceeded, on an annualized basis, $100,000.

                             Annual Compensation(1)
                        Fiscal Year     Salary ($)               Bonus ($)
                        -----------     ----------               ---------

Norman Hames, President    1996        150,000(2)                     --

     -----------------------
(1) The dollar value of prerequisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Mr. Hames waived compensation in excess of $150,000 for 1996. See "Employment Contracts and Termination of Employment and Change in Control Arrangements."

Compensation of Directors

Non-officer directors of the Registrant are to receive a fee of $300 for each meeting attended and $100 for each meeting in which they participate by telephone. Directors who also serve as officers of the Registrant are eligible to receive options to purchase Common Stock under the Registrant's 1990 Stock Option Plan, which grants are made at the discretion of the Board of Directors or a committee thereof which administers the plan.

                        Option Grants in Last Fiscal Year

There were no options granted nor options held during the fiscal year ended December 31, 1996, to or by any of the executive officers named in the Summary Compensation Table hereinabove.

                                Stock Option Plan

The Board of Directors and stockholders of the Registrant adopted the Registrant's 1990 Stock Option Plan (the "Plan") covering 250,000 Common Shares. Options may be granted under the Plan to key employees (including officers who may also be directors) of the Registrant and its subsidiaries, if any, as selected by the Board of Directors or by a committee appointed by the Board of Directors to administer the Plan (in either case, the "Administrator"). Non-Employee Directors are not eligible to participate in the Plan.

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or nonqualified stock options. The purchase price of the Common Shares made subject to an option may not be less than the fair market value of the Registrant's Common Shares on the date of grant in the case of incentive stock options or 85% of such value in the case of nonqualified stock options. The terms of each option and the increments in which it is exercisable are determined by the Administrator, provided that no option may be exercised after ten years from the date of grant. No option may be granted under the Plan after October 11, 2000. The options are nontransferable during the life of the option holders. As of December 31, 1996, 215,500 options under the plan have been granted.

               Employment Contracts and Termination of Employment
                       and Change-in-Control Arrangements

The Registrant has a five year employment contract with Norman R. Hames, expiring January 31, 2001, which provides for annual compensation of $300,000 and a bonus to be determined by the Board based upon Registrant's performance. Mr. Hames waived all compensation in excess of $150,000 during fiscal 1996 and has continued to so waive, however, he is not required to continue such waiver.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Registrant's Common Stock as reported to the Registrant as of June 12, 1997, (i) by each person who is known by Registrant to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each director of Registrant and (iii) by all officers and directors of Registrant as a group. Except as otherwise indicated, Registrant believes the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      Shares                   Percent
                                   Beneficially               of Common
Name/Address of Beneficial Owner       Owned                  Stock(1)

Howard G. Berger, M.D.
1516 Cotner Avenue
Los Angeles, CA 90025          9,879,626(2)(3)                    72%

Primedex Health Systems, Inc.
1516 Cotner Avenue
Los Angeles, CA 90025             9,879,626(2)                    72%

DVI Healthcare, Inc.
One Park Plaza, Suite 800
Irvine, CA 92714                           (4)                     (4)

Norman Hames
1516 Cotner Avenue
Los Angeles, CA 90025                     ---                     ---

All officers and
directors as a group
(four persons)(3)                 9,879,626(2)                    72%

-----------------
(1) Includes 11,310,110 shares outstanding as of June 12, 1997, and options and warrants convertible into an additional 2,557,144 shares within 60 days. Does not include Preferred Stock held by DVI Healthcare which is convertible after September 1996, provided the price of the Common Stock is at least five dollars per share (see "Item 13 Certain Relationships and Related Transactions").

(2) Includes 1,521,739 shares subject to a five year warrant expiring in 2001 exercisable at a price of $1.60 per share and 525,917 shares issuable upon exercise of options at varying exercise prices between $.62-1/2 and $2.50 per share that are exercisable within 60 days.

(3) Dr. Berger is a director and major stockholder of PHS which is the owner of the securities.

(4) DVI Healthcare owns Preferred Shares (see "Item 13. Certain Relationships and Related Transactions") convertible into two million shares of Common Stock subject to certain requirements. Upon such conversions DVI Healthcare would then own 12.6% of the Registrant.

Item 12.  Certain Relationships and Related Transactions

     1. The Registrant leases and operates medical equipment owned by DVI (see "Item 11") or its subsidiary and leased to the Registrant.

     2. Following the September 2, 1994 merger with Diagnostic Imaging Services, Inc., the Registrant entered into the following transactions with DVI:

Issuance of Series F Convertible Preferred Stock: The Registrant executed an agreement with DVI, whereby the Registrant issued to DVI Healthcare 2,482,000 shares of a new series F Redeemable Convertible Preferred stock, with an aggregate stated value of $2,482,000, in exchange for the cancellation of all outstanding shares of Series B, C, D and E Redeemable Convertible Preferred Stock, which shares have an aggregate stated value of $2,482,000 (see "Item 13" of Registrant's Form 10-KSB for the year ended October 31, 1995). The Series F Redeemable Convertible Preferred Stock has rights and preferences substantially similar to those applicable to the Series, B, C, D and E Redeemable Convertible Preferred Stock except that the dividend rate is now five percent per annum with the shares convertible into Common Stock on the basis of one share of Common Stock for each 2.482 shares of Preferred.

Forgiveness of Debt: Issuance of Series G Convertible Preferred Stock: DVI forgave substantially all of the Registrant's pre-September 2, 1994, liabilities to DVI and assumed the liabilities of the Registrant to unaffiliated parties in exchange for the assignment of certain assets consisting of equipment and accounts receivable of the Registrant and delivery to DVI of newly issued shares of Series G Redeemable Convertible Preferred Stock with an aggregate stated value of $2,000,000. The Registrant retained the assets and liabilities associated with a mobile MRI vehicle. The Series G Redeemable Convertible Preferred Stock has rights and preferences substantially similar to the Series F Redeemable Convertible Preferred Stock and is convertible into Common Stock on the basis of one share of Common Stock for each two shares of Preferred. As of April 30, 1994, the account balances subject to the transactions with DVI, approximately $4,768,000 and $1,494,000 was owed to DVI and to unrelated parties, respectively, and equipment and accounts receivable aggregated approximately $2,781,000. Gains resulting from the reduction of the Registrant's liabilities to unaffiliated parties were recorded subsequent to April 30, 1994, and net reductions in liabilities resulting from the transaction with DVI were recorded as a capital contribution at the transaction date.

As a result of a Stockholders Agreement entered on September 2, 1994, between Norman Hames and DVI, it was agreed that DVI would not convert its Preferred Stock to Common, without the approval of Mr. Hames, prior to September 1996 and prior to the price of the Common Stock in the public market in which it trades closing for 20 consecutive days at a price of five dollars per share or higher. Additionally, Mr. Hames retains the right to purchase the Preferred Stock from DVI for $4,482,000 plus accrued and unpaid dividends. In the event DVI sells a portion of the converted Preferred Stock and recovers $4,482,000, it has agreed to assign any remaining shares to Mr. Hames.

Additionally, DVI leased the Hitachi 7000 MRP MRI System to the Registrant for 82 months with payments commencing in the fourth month at $12,000 per month, in the twelfth month at $20,000 per month, in the twenty-fourth month at $22,000 per month, with monthly payments of $23,075 commencing in the thirty-sixth month.

DVI provides the Registrant with a four million dollar line of credit that at December 31, 1996, was approximately $3,200,000. The line is secured by the Registrant's accounts receivable. The line represents a two year commitment. The Registrant is charged interest on the line of credit at bank rate prime plus 3.5%.

     2. Norman Hames is owed by the Registrant $88,567 at December 31, 1996 pursuant to a promissory note, principal and interest due December 31, 1997 [See
Note 6 to the consolidated financial statements]. The note accrues interest at a rate of seven percent per annum.

     3. On March 22, 1996, Primedex Health Systems, Inc., a New York corporation ("PHS") acquired from the Registrant 2,747,493 shares of common stock and a five year warrant to purchase an additional 1,521,739 shares for $3,000,000 and a five year revolving $1,000,000 line of credit (all of which was immediately drawn down) bearing interest at four percent greater than the prime rate. During 1996, DIS incurred interest of approximately $85,000 on this loan. Registrant and PHS also entered into two Management Agreements on March 22, 1996. Pursuant to the first agreement PHS will provide management services to DIS for a monthly fee of $45,000. Under the second agreement which is being phased in on a center by center basis, PHS will provide transportation services, patient scheduling, and billing and collection services. DIS will pay an amount equal to 10% of its collections for each covered center. During 1996, DIS incurred $560,000 in management fees. The agreements expire April 1, 2001 with an option to renew for an additional year.

     4. On or about June 28, 1996, Norman Hames, the President of Registrant, transferred all of his shares of Registrant's common stock and warrants to acquire shares of common stock to PHS in exchange for a five year, interest only promissory note from PHS aggregating $2,448,862 together with a five year warrant to acquire 2,807,350 shares of Primedex for $.60 per share.

     5. In connection with the sale of Registrant's ultrasound business and four of its imaging centers to DHS Health Services, Inc. (see Item 1") PHS received $1,000,000 for its agreement not to compete with DHS near the locations sold by Registrant.

     6. Howard G. Berger, M.D. (See "Items 9 and 11") is the sole stockholder of Beverly Radiology Medical Group ("BRMG") which has executed a Management and
Service Agreement with Registrant pursuant to which it supplies the medical services at the Registrant's Thousand Oaks, Corona and Riverside imaging centers and Temecula Oncology Center (See "Item 1") through 2002. The management fees paid to the Registrant by BRMG is 81% of collections.

     7. During 1996, the Registrant rented its mobile MRI unit to a hospital with the expectation of eventually selling the unit to the hospital. On April 30, 1996, the hospital terminated its rental agreement and the Registrant reclaimed the unit with the intention of selling the unit by year-end. Subsequent to fiscal year-end of December 31, 1996, the mobile unit and related liabilities were assumed by PHS. The Registrant believes the related liabilities are at least equal to the units fair market value.

     8. During 1996, PHS loaned DIS approximately $375,000 in non-interest bearing short-term working capital loans.

     9. In 1996, DIS sold medical equipment to PHS for $40,000, which represented book value of the equipment at the time of sale.

     10. During 1997, DIS repaid the loan to PHS.

     11. On April 18, 1997, Registrant loaned $5,500,000 to PHS, payable monthly interest only at 10% per annum, with the principal due and payable on or before March 31, 1998.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit                     Description

2.       Agreement   and  Plan  of   Reorganization   dated   August  10,   1994
         (Incorporated by reference to the Registrant's Form 8-K for event dated September 2, 1994)

3.1 The Registrant's Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, as amended (the "Registration Statement") (File No. 33-37418)

3.2      Bylaws, as amended.  (Incorporated by reference to Exhibit 3.2 to the
Registrant's          Registration Statement)

3.3 Certificate of Designations of the Series B, C and D Convertible Preferred Stock of IPS Health Care, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on November 19, 1992.)

3.4 Certificate of Designations of the Series E Convertible Preferred Stock of IPS Health Care, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on November 19, 1992.)

10.3 International Physical Systems, Inc. 1990 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.3 to the Registrant's Registration Statement.)

10.40 1990 Stock Option Plan. (Incorporated by reference to Exhibit 10.40 to the Registrant's Form 10-K for the fiscal year ended
          April 30, 1992.)

10.58 Agreement and Plan of Reorganization by and among Registrant and Diagnostic Imaging Services, Inc. dated August 10, 1994. (Incorporated by reference to Exhibit 10.58 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.)

10.59 Agreement for the Exchange of Stock and Assets between Registrant and DVI Healthcare Operations, Inc. dated September 2, 1994. (Incorporated by reference to Exhibit 10.58 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995.)

10.60 Stockholders Agreement among DVI Healthcare Operations, Inc., Registrant, and Norman Hames. (Incorporated by reference to Exhibit
         10.58 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995).

10.61 Securities Purchase Agreement among Registrant and Primedex Health Systems, Inc. ("PHS"), Management Services Contracts with PHS, Revolving Loan Agreement with PHS and Stockholders Agreement with PH and Norman Hames (Incorporated by reference to Registrant's Form 8-K filed on March 28, 1996).

10.62 Asset Purchase Agreement executed March 21, 1997 by and among Registrant, Registrant's wholly-owned subsidiary, Diagnostic Health Services, Inc., a Delaware corporation and its wholly-owned subsidiary (Incorporated by reference to Registrant's Form 8-K filed on April 28,
         1997).

10.63 Stock Purchase Agreement executed March 21, 1997 by and among Registrant, Diagnostic Health Services, Inc., a Delaware corporation and its wholly-owned subsidiary (Incorporated by reference to Registrant's Form 8-K filed on April 28, 1997).

13       Annual Report to Shareholders for the year ended December 31, 1996 -
           to be filed by amendment.

16 Letter re Change in Certified Public Accountants. (Incorporated by reference to the Registrant's Form 8-K for events dated November 4, 1996 and January 4, 1997).

*21.1    Subsidiaries of the Registrant.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1996, except that Form 8-K referenced in Exhibit 16 hereinabove.

*24      Consent of Independent Accountants

*28      Undertakings

------------------------------
*Exhibits filed herewith. Other exhibits are incorporated by reference to the previous filings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 1997                  DIAGNOSTIC IMAGING SERVICES, INC.



                                         By: /s/ Norman Hames
                                             Norman Hames, President and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Capacity



/s/ Norman Hames                         Dated:  August 18, 1997
-----------------------------------
Norman Hames, President and Director




/s/ Howard G. Berger                     Dated:  August 18, 1997
-----------------------------------
Howard G. Berger, M.D., Director