Form 10QSB
period 1997-03-31
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1997-09-19
CIK 869267

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 1997           Commission File Number: 33-37418
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

                                  Yes           No    X

Number of shares outstanding of the issuer's common stock as of September 18, 1997 was 11,310,110 shares (excluding treasury shares).

Transitional Small Business Disclosure Format.  Yes    X   No


                               Page 1 of 16 pages

                        DIAGNOSTIC IMAGING SERVICES, INC.

                         PART 1 - FINANCIAL INFORMATION




The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-KSB.

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of March 31, 1997, and the results of its operations and changes in its cash flows for the three month periods ended March 31, 1997 and 1996, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
(UNAUDITED)
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                                  $    13,429
  Accounts Receivable - Net                                               4,690,838
  Due from DHS                                                            8,887,341
  Other Current Assets                                                      297,814
  Net Assets Held for Divestiture                                           155,000
                                                                        -----------

  Total Current Assets                                                   14,044,422

Property, Plant and Equipment - Net                                      10,811,716
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 300,424
  Goodwill - Net                                                          1,488,258
  Other Intangibles - Net                                                   902,943
  Due from DHS - Long-Term                                                  848,792
  Other Assets                                                              277,855
                                                                        -----------

  Total Other Assets                                                      3,818,272

  Total Assets                                                          $28,674,410



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
(UNAUDITED)
------------------------------------------------------------------------------


Liabilities and Shareholders' Equity:
Current Liabilities:
  Cash Overdraft                                                        $   990,539
  Accounts Payable                                                        2,197,766
  Accrued Expenses                                                        2,131,068
  Accrued Professional Fees                                               1,321,182
  Due to Related Parties                                                    449,179
  Deferred Revenue - Non-Compete Agreement                                  100,000
  Notes Payable and Capital Leases                                        5,208,510
                                                                        -----------

  Total Current Liabilities                                              12,398,244

Long-Term Liabilities:
  Notes Payable and Capital Leases                                       13,363,456
  Deferred Revenue - Non-Compete Agreement                                  891,667
  Accrued Professional Fees                                                 202,724
                                                                        -----------

  Total Long-Term Liabilities                                            14,457,847

  Total Liabilities                                                      26,856,091

Minority Interest                                                           188,012

Commitments and Contingencies                                                    --

Shareholders' Equity:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000
Shares Authorized, 2,482,000
   Shares Issued and Outstanding, Stated Liquidation
 Preference of $2,482,000                                                   24,820

  Preferred Stock - Series G, $.01 Par Value, 5,000,000
 Shares Authorized, 2,000,000 Shares Issued and
Outstanding, Stated Liquidation Preference of $2,000,000                    20,000

  Common Stock - $.01 Par Value, 20,000,000 Shares Authorized;
   11,463,956 Shares Issued; and 11,310,110 Shares Outstanding              114,639

  Additional Paid-in Capital - Common Stock                               4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                   226,409

  Additional Paid-in Capital - Preferred Stock - Series G                   182,441

  Stock Purchase Warrants                                                 1,175,317

  Subscriptions Receivable                                                  (10,994)

  Accumulated Deficit                                                    (4,351,846)

  Treasury Stock - 153,846 Shares of Common Stock - At Cost                  (1,538)
                                                                        -----------

  Total Shareholders' Equity                                              1,630,307

  Total Liabilities and Shareholders' Equity                            $28,674,410

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                                                              Three months ended
                                                                   March 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Revenue:
  Net Patient Service Revenue                              $4,733,510   $ 5,904,255
                                                           ----------   -----------

Expenses:
  Cost of Services                                          3,442,834     4,756,619
  General and Administrative                                  985,214     1,136,245
  Depreciation and Amortization                               842,247     1,031,818
                                                           ----------   -----------

  Total Expenses                                            5,270,295     6,924,682
                                                           ----------   -----------

  Operating (Loss)                                           (536,785)   (1,020,427)
                                                           ----------   -----------

Other Revenue and (Expense):
  Gain on Sale or Divestiture                               8,354,752       177,214
  Interest Income                                             130,670            --
  Interest Expense                                           (686,512)     (968,150)
                                                           ----------   -----------

  Total Other Revenue and (Expense)                         7,798,910      (790,936)
                                                           ----------   -----------

  Income (Loss) Before Tax and Minority Interest in
   (Income) Loss of Subsidiaries                            7,262,125    (1,811,363)

Minority Interest in (Income) Loss of Subsidiaries            (13,012)       64,208
                                                           ----------   -----------

  Income (Loss) Before Income Tax                           7,249,113    (1,747,155)

Income Tax Provision                                               --            --
                                                           ----------   -----------

  Net Income (Loss)                                        $7,249,113   $(1,747,155)
                                                           ==========   ===========

  Net Income (Loss) Per Share                              $      .64   $      (.20)
                                                           ==========   ===========

  Weighted Common Shares Outstanding                       11,310,110     8,745,783
                                                           ==========   ===========




See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------






                                            Preferred Stock
                    Common Stock       Series F           Series G          Treasury Stock
                  Shares   Amount  Shares  Amount        Shares   Amount    Shares  Amount

Balance -
  December 31, 1996 11,463,956  14,639 2,482,000 $24,820 2,000,000 $20,000  (153,846) $(1,538)

Net Income for the
three months ended
March 31, 1997          --      --      --      --      --      --       --      --
                  -------- -------  ------  ------ -------  ------  -------  ------

Balance - March 31,
  1997 (Unaudited)  11,463,956   14,639  2,482,000 $24,820 2,000,000 $20,000 (153,846)$(1,538)


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------




                        Paid-in  Paid-in
              Paid-in  Capital - Capital -
             Capital - Series F  Series G
              Common   Preferred Preferred Purchase Subscriptions Accumulated
               Stock     Stock    Stock   Warrants  Receivable    Deficit    Total

Balance -
  December 31,
  1996         $4,251,059 $226,409 $182,441 $1,175,317 $(10,994) $(11,600,959) $(5,618,806)

Net Income
for the three
 months ended
  March 31,
  1997              --       --       --         --       --      7,249,113  7,249,113
              ---------  -------  -------  --------- --------  ----------- ----------

Balance -
  March 31, 1997
  (Unaudited) $4,251,059 $226,409 $182,441 $1,175,317 $(10,994) $(4,351,846) $1,630,307


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                              Three months ended
                                                                   March 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Net Cash - Operating Activities                            $(1,007,906) $  (308,752)
                                                           -----------  -----------

Investing Activities:
  Purchase of Property, Plant and Equipment                  (229,644)      (13,816)
  Proceeds from Dispositions of Operating Entities          7,019,475            --
  Payments for Deposits and Other Assets                      (75,632)      (31,300)
                                                           ----------   -----------

  Net Cash - Investing Activities                           6,714,199       (45,116)
                                                           ----------   -----------

Financing Activities:
  Cash Overdraft                                                  (97)    1,092,442
  Principal Payments on Notes and Leases                   (4,258,934)   (4,834,366)
  Proceeds from the Issuance of Common Stock                       --     3,000,000
  Proceeds from Joint Venture Partners                        175,000            --
  Loans from Related Parties                                       --     1,100,000
  Payments to Related Parties                              (1,621,491)      (16,503)
                                                           ----------   -----------

  Net Cash - Financing Activities                          (5,705,522)      341,573
                                                           ----------   -----------

  Net Increase [Decrease] in Cash                                 771       (12,295)

Cash - Beginning of Periods                                    12,658        17,993
                                                           ----------   -----------

  Cash - End of Periods                                    $   13,429   $     5,698
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $  833,240   $   994,923

Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company entered into capital leases of approximately $139,582 during the period ended March 31, 1997.

  The Company sold substantially all of the net assets of four of its hospital-based MRI facilities and its Ultrasound Division to Diagnostic Health Services, Inc. ("DHS") effective March 1, 1997. The sale resulted in a gain of approximately $8.26 million. As of March 31, 1997, approximately $7 million in cash was received from DHS; an additional receivable was set up in March 1997 for the remaining sale proceeds of approximately $8.45 million which were received in April 1997. The sale reduced net property, plant and equipment approximately $9.3 million, notes and capital leases payable approximately $7.5 million and net goodwill and other intangible assets approximately $4.6 million.


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------




(1) Summary of Significant Accounting Policies

Significant accounting policies of Diagnostic Imaging Services, Inc. and its subsidiaries are set forth in the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended March 31, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Intangible Assets

The Company's goodwill of $1,488,258 as of March 31, 1997 is shown net of accumulated amortization of $257,272. Amortization expense for the three months ended March 31, 1997 and 1996 was approximately $62,000 and $106,000, respectively. Approximately $4.1 million of net goodwill was written-off in conjunction with the sale to DHS (see Note 5).

Other intangible assets consist primarily of covenants not to compete, loan fees and organization costs. The Company's covenants not to compete of $201,667 as of March 31, 1997 are shown net of accumulated amortization of $348,333.
Amortization expense for the three months ended March 31, 1997 and 1996 was approximately $71,000 and $105,000, respectively. Approximately $500,000 of net covenants were written-off in conjunction with the sale to DHS (see Note 5). Organization costs and loan fees of $701,276 are shown net of accumulated amortization of $266,814. Amortization expense for the three months ended March 31, 1997 and 1996 was approximately $43,000 and $39,000, respectively. Loan fees of approximately $6,000 were written off in conjunction with the sale to DHS (see Note 5).

(4) Due to Related Parties

At March 31, 1997, DIS owed approximately $360,000 to Primedex Health Systems, Inc. ("PHS"). In March 1997, DIS repaid PHS approximately $1.6 million with the proceeds from the sale of its Ultrasound division to DHS (see Note 5). The repayment was primarily for short-term working capital loans and accrued management fees. The remaining payments reduced DIS's outstanding revolving loan obligation with PHS.

As of March 31, 1997, DIS owed an officer of the Company approximately $89,000 for prior net loans made by him to the Company.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #2
------------------------------------------------------------------------------



(5) Business Combinations, Acquisitions, Sales and Divestitures

Effective January 1, 1997, the assets and related liabilities of Montclair Mobile MRI were assumed by Primedex Health Systems, Inc. The transfer resulted in a gain of approximately $97,000 allowing DIS to write-off a reserve established in 1996 for estimated disposal costs related to the mobile unit.

On January 1, 1997, the Company and Scripps Health, San Diego completed their project for the development and operation of an outpatient radiological facility providing MRI services and began seeing its first patients. The Company and ScrippsHealth are equal partners in the Scripps Chula Vista Imaging Center, LLP ("SCV") with the Company serving as managing partner.

Effective March 1, 1997, the Company sold the assets of its ultrasound division to Diagnostic Health Services, Inc. ("DHS") for approximately $8,040,000 less assumed debt of approximately $1,520,000; the net cash proceeds of approximately $6,520,000 were received in March 1997. In addition, DHS paid the Company $500,000 in March 1997 for a ten-year covenant not-to-compete.

Also effective March 1, 1997, DHS purchased the stock of Diagnostic Imaging Services, Inc. (California), including three hospital-based MRI centers and Santa Monica Imaging Center (a partnership), for $13,500,000 less assumed debt of approximately $6,045,000; the net cash proceeds of approximately $7,455,000 were received in April 1997 with 12% interest of approximately $130,000 accrued from the March 1, 1997 effective sale date. In addition, DHS paid the Company an additional $500,000 in April 1997 for a ten-year covenant not-to-compete. A short-term receivable was set-up by DIS for the cash proceeds that were received in April 1997. Both covenants not-to-compete are classified as "Deferred Revenue" on the Company's balance sheet.

In addition to the proceeds from the MRI sites sold above, there are post closing payments of $500,000 to be paid by DHS at the end of each year on the first, second and third anniversaries of the closing date. A discounted receivable of approximately $1,190,000 was set-up on the Company's balance sheet for these "post-closing payments" of which approximately $343,000 are classified as current assets. There is also an option to receive the "post-closing payments" in the form of common stock of DHS valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ("the Agreed Value").

The combined sales to DHS resulted in a net gain of approximately $8,260,000 recorded in March 1997.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ("Parkside") facility, the Company ceased substantially all of its operations at the facility on August 29, 1997. The Company was paid approximately $465,000 for the assets at the site and the building lease liability was assumed by an unrelated third party. A loss of approximately $3,425,000 was recognized in December 1996 and approximately $155,000 remains in assets held for divestiture at March 31, 1997. As a result of the closing, the assets and related liabilities of WLA will be transferred to PHS's RadNet Management, Inc.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #3
------------------------------------------------------------------------------



(6) Sale of Stock and Securities

On March 25, 1996, DIS issued 2,747,493 shares of its common stock (with a five-year warrant to purchase an additional 1,521,739 shares of the Company's common stock at $1.60 per share) to Primedex Health Systems, Inc. for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. As of March 31, 1997, through various transactions with related and unrelated parties, PHS acquired an additional 4,031,314 shares of DIS common stock bringing its total ownership to 6,778,807 shares, or approximately 59.1%. In subsequent purchases  through  September  12, 1997,  PHS acquired an  additional  1,123,163 common shares in transactions with unrelated parties increasing its total ownership of DIS to 7,901,970 shares, or approximately 68.9%.





                .   .   .   .   .   .   .   .   .   .   .   .   .

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



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

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ("MDI") and Parkside Radiology ("Santa Monica" or "Parkside"). In April 1994, DIS opened Valley Regional Oncology Center, Ltd., L.P. ("VROC"), a cancer care therapy center located in Temecula, California. DIS is the general partner and 75% owner of VROC. On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets (see Company's Form 10-KSB). The Company's name was then changed to Diagnostic Imaging Services, Inc.. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ("North County" collectively). The nuclear medicine business at North County Mediscan was sold for $230,000 in June 1996.

In January 1995, DIS assumed ownership of West Los Angeles MRI ("WLA"). In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ("Chino"). During this time, the center was closed for approximately two months. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ("SMIC") and became its general partner. In April 1997, DIS purchased the remaining partnership units in SMIC for $300,000. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murietta, California ("Murietta").

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

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background (Continued)

As of March 31, 1997, through various transactions with related and unrelated parties, PHS acquired an additional 4,031,314 shares of DIS common stock bringing its total ownership to 6,778,807 shares, or approximately 59.1%.

In May 1996, Integrated Cardiovascular Systems, Inc. ("ICVS") was sold to an unaffiliated third party for $798,000 resulting in a gain of approximately $313,000. In addition, the Company also consolidated SMIC's non-MRI business with Parkside during the month. In August 1996, DIS acquired the assets and liabilities of HealthCare Imaging Center ("HCI") in Riverside, California for $200,000 resulting in goodwill of $10,000. In September 1996, DIS opened the Camarillo Imaging Center ("Camarillo"), a start-up operation utilizing equipment transferred from other sites. In October 1996, DIS assumed the assets and liabilities of Corona Imaging Center ("Corona").

Effective January 1, 1997, the assets and related liabilities of Montclair Mobile MRI were assumed by Primedex Health Systems, Inc. The transfer resulted in a gain of approximately $97,000 allowing DIS to write-off a reserve set-up in 1996 for estimated disposal costs related to the mobile unit.

On January 1, 1997, the Company and ScrippsHealth, San Diego completed their project for the development and operation of an outpatient radiological facility providing MRI services and began seeing its first patients. The Company and ScrippsHealth will be equal partners in the Scripps Chula Vista Imaging Center, LLP ("SCV") with the Company serving as managing partner.

Effective March 1, 1997, the Company sold the assets of its ultrasound division to Diagnostic Health Services, Inc. ("DHS") for approximately $8,040,000 (less assumed debt of approximately $1,520,000) plus $500,000 for a ten-year covenant not-to-compete. In addition, DHS purchased the stock of Diagnostic Imaging Services, Inc. (California), including three hospital-based MRI centers (Tarzana, Chino and SGV) and Santa Monica Imaging Center (SMIC), for $13,500,000 (less assumed debt of approximately $6,045,000) plus an additional $500,000 for a ten-year covenant not-to-compete. In addition to the proceeds from the MRI sites sold above, there are post closing payments of $500,000 to be paid by DHS at the end of each year on the first, second and third anniversaries of the closing date. The combined sales to DHS resulted in a net gain of approximately $8,260,000 recorded in March 1997. DHS also assumed the building lease liability at the Company's WLA facility; the MRI at WLA was to be moved to Parkside.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ("Parkside") facility, the Company ceased substantially all of its operations at the facility on August 29, 1997. The Company was paid approximately $465,000 for the assets at the site and the building lease liability was assumed by an unrelated third party. A loss of approximately $3,425,000 was recognized in December 1996. As a result of the closing, the assets and related liabilities of WLA will now be transferred to PHS's RadNet Management, Inc. for use at its site in Stockton, California.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Discussion of Operations for the Quarter Ended March 31, 1997 vs. March 31, 1996

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc..

Results of Operations

For the three months ended March 31, 1997 and 1996, the Company had net losses from operations of $536,785 and $1,020,427, respectively.

Net revenue was $4,733,510 and $5,904,255 for the three months ended March 31, 1997 and 1996, respectively. The decrease in net revenue was primarily attributable to the sale to DHS with the final revenues for these sites recognized in February 1997.

Total expenses were $5,270,295 and $6,924,682 for the three months ended March 31, 1997 and 1996, respectively. The expense decrease was primarily due to a reduction of approximately $1,500,000 in expenditures for salaries and medical supplies.

For the three months ended March 31, 1997 and 1996, the Company had gains on sale or divestiture of $8,485,422 and $177,214, respectively. The increase was due to the gain of approximately $8,260,000 recognized from the sale of substantially all of the assets of the Company's ultrasound division and four of its hospital-based MRI sites.

For the three months ended March 31, 1997 and 1996, interest expense was $686,512 and $968,150, respectively. Interest expense of DIS was primarily attributable to equipment financing and lines of credit charges. In March 1996, the Company paid down its second line of credit by $3,000,000 with the proceeds from the issuance of its stock to PHS.

For the three months ended March 31, 1997, the Company had net income of $7,249,113 compared to a net loss of $1,747,155 for the three months ended March 31, 1996.

Liquidity and Capital Resources

Cash increased for the three months ended March 31, 1996 by $771.
 Cash decreased for the three months ended March 31, 1996 by $12,295.

Cash generated from investing activities for the three months ended March 31, 1997 was $6,714,199. Cash utilized for investing activities for the three months ended March 31, 1996 was $45,116. In March 1997, DIS received approximately $7,020,000 from the sale of its Ultrasound Division to DHS (see Note 5).

Cash utilized for financing activities for the three months ended March 31, 1997 was $5,705,522. Cash generated from financing activities for the three months ended March 31, 1996 was $341,573. For the three months ended March 31, 1997 and 1996, approximately $-0- and $5,200,000 in proceeds, respectively, were borrowed from related parties, realized in cash overdrafts or acquired through the issuance of common stock. For the three months ended March 31, 1997 and 1996, approximately $4,260,000 and $4,835,000, respectively, of payments were made on notes payable, lines of credit and capital leases. In addition, for the three months ended March 31, 1997 and 1996, approximately $1,620,000 and $17,000, respectively, of payments were made toward related party liabilities.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Discussion of Operations for the Quarter Ended March 31, 1997 vs. March 31, 1996

Liquidity and Capital Resources (Continued)

At March 31, 1997, the Company had net working capital of $1,646,178, an increase of $15,916,435 from December 31, 1996. A key reason for the increase was due to the sale of the Company's Ultrasound Division and MRI sites to DHS (see Note 5). Net cash and current receivables of approximately $15,000,000 were recognized as part of the transaction.

In June 1994, the Company entered into a $2,500,000 revolving term note ("A") agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. Revolving term note "A" is collateralized by all eligible accounts receivable as defined in the agreement. In August 1994, the maximum level of borrowings was increased to $3,500,000 and in June 1995, increased to $4,000,000. During 1995 the amount outstanding has, from time to time, exceeded maximum borrowings available under the agreement. Under revolving note "A", due June 1997, the Company may borrow approximately 53% of the eligible accounts receivable, to a maximum of $4,000,000. Borrowing under this line are repayable with interest at an annual rate of the prime rate plus 3-1/2%, payable monthly. At March 31, 1997, approximately $320,000 was outstanding under this line. The Company also has a $1,000,000 credit facility available with PHS. As of March 31, 1997, approximately $360,000 was outstanding under this line.

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $7,325,000, $5,340,000, $4,290,000, $4,060,000 and $2,290,000,
respectively. Interest expense (assuming lines of credit are paid in full) for the Company for the next five years, included in the above payments, will be approximately $2,115,000, $1,225,000, $860,000, $470,000 and $65,000,
respectively.

                                     PART II


Item 1.  Legal Proceedings

The Registrant is not a party to any material legal proceedings, except that

         (a) On April 10, 1996, the Registrant was served with a complaint entitled Midway Hospital Medical Center v. Diagnostic Imaging Services, Inc. filed in the U.S. District Court, Central District of California bearing case number 96-2414TJH brought by Midway Hospital Medical Center seeking payment of $116,056 plus attorneys fees based upon the alleged failure of the Registrant to discharge medical bills of a Registrant employee covered under the Registrant's health insurance program. The Registrant then commenced legal action against Registrant's outside administrator of its health insurance program alleging that it failed to properly administer that program and that if there is any liability to Midway, it is the liability of its administrator. The administrator denied any liability and filed a counterclaim against the Registrant alleging that it was owed $141,658, which the Registrant denied. The Registrant settled the action with regard to the $116,056 claim of Midway Hospital Medical Center by payment of approximately $60,000 and settled the claim of its former administrator for $141,658 by payment of approximately $95,000.

         (b) On June 4, 1997, the Registrant was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court and bearing case number SC 047 526. The complaint alleges that Registrant failed to properly pay plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by Primedex Health Systems, Inc. in Registrant and the sale of four of Registrant's imaging centers and its ultrasound business to Diagnostic Health Services, Inc. (see "Item 1" of Registrants Form 10-KSB for its fiscal year ended December 31, 1996) that Registrant has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of Registrant's
Common Stock exercisable at $.01 per share which plaintiff received in connection with Registrant's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 in the new entity, at the election of the Registrant (the "Warrant Issue"). The entire litigation, except for the Warrant Issue and certain claims of the Registrant have been settled. Pursuant to the Settlement Dr. Dalrymple assumed ownership of Registrant's Santa Monica facility (Parkside Radiology) and assumed responsibility for expenses of the facility in the future. Additionally, Registrant sold its equipment and leasehold improvements to Dr. Dalrymple for approximately $465,000. The litigation with regard to the Warrant Issue and to Registrant's claim against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress the business at, and therefore valuation of, Parkside Radiology, thus enabling him to acquire the facility he previously sold to Registrant at a depressed price, continues. Registrant intends to vigorously defend and to pursue the remaining elements of the action.

         (c) On January 14, 1997, an action entitled Kennedy-Wilson v. Norman Hames and Diagnostic Imaging Services, Inc. was filed in the Los Angeles Superior Court and bears case number SC 0455617. The action is for breach of a lease and requests damages in excess of $50,000. Registrant intends to vigorously defend the action.

Item 5.  Other Information

         On March 21, 1997, Registrant entered into an agreement with Diagnostic Health Services, Inc. ("DHS") whereby Registrant sold the assets subject to the related liabilities of its ultrasound business (13 mobile ultrasound units together with 15 ultrasound laboratories) for Eight Million five Hundred Thousand Dollars, comprised of approximately Seven Million Dollars cash with the balance consisting of the assumption of liabilities. Net annual revenues to the Registrant from those operations have been approximately Four Million Dollars.

         On April 17, 1997, Registrant concluded the sale of its wholly-owned subsidiary, which owns and operates four magnetic resonance imaging centers located on or adjacent to hospital sites in the Los Angeles area, for Sixteen Million Dollars (including assumption of approximately Six Million Dollars of debt to DHS). The four centers formerly provided approximately 6.5 Million Dollars of net annual revenue to the Registrant.

         For further information see Registrant's Form 8-K for the event of March 21, 1997 and its Form 8-K for the event of April 17, 1997.

         On April 18, 1997,  Registrant  loaned  $5,500,000  to Primedex  Health
Systems, Inc. (owner of approximately 70% of Registrant's outstanding common stock), payable monthly interest only at 10% per annum, with principal due and payable on or before March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Diagnostic Imaging Services, Inc.
                                             (Registrant)


September 19, 1997                           By:  /s/ Norman Hames
                                                ------------------
                             Norman Hames, President