Form 10QSB
period 1997-06-30
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1997-11-10
CIK 869267

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1997   Commission File Number: 33-37418

                        DIAGNOSTIC IMAGING SERVICES, INC.
          (Exact name of small business issuer as specified in charter)

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

                                  Yes           No    X

Number of shares outstanding of the issuer's common stock as of October 31, 1997 was 11,310,110 shares (excluding treasury shares).

Transitional Small Business Disclosure Format.  Yes        No   X






                               Page 1 of 18 pages

                        DIAGNOSTIC IMAGING SERVICES, INC.

                         PART I - FINANCIAL INFORMATION




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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of June 30, 1997, and the results of its operations and changes in its cash flows for the six month periods ended June 30, 1997 and 1996, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
(UNAUDITED)
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                                  $     7,089
  Accounts Receivable - Net                                               3,984,290
  Due from DHS                                                              362,511
  Due from Related Party                                                  5,419,305
  Other Current Assets                                                      270,327
  Net Assets Held for Divestiture                                            42,591
                                                                        -----------

  Total Current Assets                                                   10,086,113

Property and Equipment - Net                                             11,052,740
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 419,326
  Goodwill - Net                                                          1,661,384
  Other Intangible Assets - Net                                             832,873
  Due from DHS - Long-Term                                                  865,496
  Other Assets                                                              364,069
                                                                        -----------

  Total Other Assets                                                      4,143,148

  Total Assets                                                          $25,282,001



See Notes to Consolidated Financial Statements.



DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
(UNAUDITED)
------------------------------------------------------------------------------


Liabilities and Shareholders' Equity:
Current Liabilities:
  Cash Overdraft                                                           $   598,982
  Accounts Payable                                                             773,413
  Accrued Expenses                                                           2,172,324
  Accrued Professional Fees                                                    440,322
  Due to Related Parties                                                       126,249
  Deferred Revenue-Non-Compete Agreement                                       100,000
  Notes Payable and Capital Leases                                           5,577,228
                                                                           -----------

  Total Current Liabilities                                                  9,788,518

Long-Term Liabilities:
  Notes Payable and Capital Leases                                          13,046,348
  Deferred Revenue-Non-Compete Agreement                                       866,667
  Accrued Professional Fees                                                     34,113
                                                                           -----------

  Total Long-Term Liabilities                                               13,947,128

  Total Liabilities                                                         23,735,646

Minority Interest                                                              229,935

Commitments and Contingencies                                                       --

Shareholders' Equity:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000
 Shares Authorized, 2,482,000  Shares Issued and Outstanding,
 Stated Liquidation Preference of $2,482,000     24,820

 Preferred Stock - Series G, $.01 Par Value, 5,000,000
 Shares Authorized, 2,000,000   Shares Issued and
Outstanding, Stated Liquidation Preference of $2,000,00020,000

  Common Stock - $.01 Par Value, 20,000,000 Shares Authorized; 11,463,956
   Shares Issued; and 11,310,110 Shares Outstanding                            114,639

  Additional Paid-in Capital - Common Stock                                  4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                      226,409

  Additional Paid-in Capital - Preferred Stock - Series G                      182,441

  Stock Purchase Warrants                                                    1,175,317

  Subscriptions Receivable                                                     (10,994)

  Accumulated Deficit                                                       (4,665,733)

  Treasury Stock - 153,846 Shares of Common Stock - At Cost                     (1,538)
                                                                           -----------

  Total Shareholders' Equity                                                 1,316,420

  Total Liabilities and Shareholders' Equity                               $25,282,001

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------



                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Revenue:
  Net Patient Service Revenue                              $8,044,608   $11,547,552
                                                           ----------   -----------

Expenses:
  Cost of Services                                          5,577,978     8,811,340
  General and Administrative                                1,405,687     1,907,828
  Depreciation and Amortization                             1,402,385     1,987,037
                                                           ----------   -----------

  Total Expenses                                            8,386,050    12,706,205
                                                           ----------   -----------

  Operating (Loss)                                           (341,442)   (1,158,653)
                                                           ----------   -----------

Other Revenue (Expenses):
  Gain on Sale or Divestiture                               8,354,752       514,631
  Miscellaneous (Expense)                                     (70,449)           --
  Interest Income                                             256,525            --
  Interest Expense                                         (1,209,225)   (1,825,084)
                                                           ----------   -----------

  Total Other Revenue (Expenses)                            7,331,603    (1,310,453)
                                                           ----------   -----------

  Income (Loss) Before Income Taxes and Minority Interest
   in (Income) Loss of Subsidiaries                         6,990,161    (2,469,106)

Minority Interest in (Income) Loss of Subsidiaries            (54,935)       64,208
                                                           ----------   -----------

  Income (Loss) Before Income Tax                           6,935,226    (2,404,898)

Provision for Income Tax                                           --            --
                                                           ----------   -----------

  Net Income (Loss)                                        $6,935,226   $(2,404,898)
                                                           ==========   ===========

  Net Income (Loss) Per Share                              $      .61   $      (.24)
                                                           ==========   ===========

  Weighted Common Shares Outstanding                       11,310,110    10,035,030
                                                           ==========   ===========




See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------






                                                                 Preferred Stock
                                Common Stock             Series F              Series G           Treasury Stock
                             Shares      Amount      Shares    Amount      Shares    Amount     Shares    Amount

Balance -
December 31, 1996          11,463,956   $114,639   2,482,000   $24,820    2,000,000   $20,000   (153,846)  $(1,538)

Net Income for the
  six months ended
  June 30, 1997                    --         --          --        --           --       --         --        --
                           ----------   --------   ---------   -------    ---------   ------   --------   -------

Balance - June 30,
  1997 (Unaudited)         11,463,956   $114,639   2,482,000   $24,820    2,000,000   $20,000   (153,846)  $(1,538)


DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
------------------------------------------------------------------------------

                            Paid-in     Capital-   Capital-
                           Capital -    Series F   Series G
                             Common     Preferred  Preferred    Purchase  Subscriptions Accumulated
                             Stock        Stock      Stock      Warrants   Receivable    Deficit        Total


Balance -
December 31, 1996         $4,251,059   $226,409   $182,441    $1,175,317  $(10,994)   $(11,600,959)  $(5,618,806)

Net Income for the
  six months ended
  June 30, 1997                  --         --         --            --        --        6,935,226     6,935,226
                          ---------   --------   --------    ----------  --------       ----------    ----------

Balance - June 30,
  1997 (Unaudited)        $4,251,059   $226,409   $182,441    $1,175,317  $(10,994)    $(4,665,733)   $1,316,420

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Net Cash - Operating Activities                            $(2,097,544) $(1,142,526)
                                                           -----------  -----------

Investing Activities:
  Purchase of Property and Equipment                         (334,339)      (76,975)
  Proceeds from Sales of Divisions and Assets              15,037,720     1,028,000
  Payments for Intangible Assets                                   --       (32,611)
  Acquisitions and Increase in Joint Venture Interest        (231,875)           --
  Payments for Deposits and Other Assets                     (189,641)      (34,788)
  Loans to Related Party                                   (5,419,305)           --
                                                           ----------   -----------

  Net Cash - Investing Activities                           8,862,560       883,626
                                                           ----------   -----------

Financing Activities:
  Cash Overdraft                                             (391,654)      621,407
  Proceeds from Borrowings on Notes Payable                        --     1,171,775
  Principal Payments on Notes and Leases                   (4,609,510)   (6,168,295)
  Proceeds from the Issuance of Common Stock                       --     3,000,000
  Proceeds from Joint Venture Partners                        175,000            --
  Loans from Related Parties                                       --     1,638,285
  Payments on Loans from Related Parties                   (1,944,421)      (16,503)
                                                           ----------   -----------

  Net Cash - Financing Activities                          (6,770,585)      246,669
                                                           ----------   -----------

  Net Decrease in Cash                                         (5,569)      (12,231)

Cash - Beginning of Periods                                    12,658        17,993
                                                           ----------   -----------

  Cash - End of Periods                                    $    7,089   $     5,762
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $1,514,637   $ 2,023,182

Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company entered into capital leases of approximately $630,000 during the six months ended June 30, 1997.

  During the six months ended June 30, 1997, the Company sold substantially all of the net assets of four of its hospital-based MRI facilities and its Ultrasound Division to Diagnostic Health Services, Inc. ("DHS") effective March 1, 1997. The sale reduced net property and equipment approximately $9.3 million, notes and capital leases payable approximately $7.5 million and net goodwill and other intangible assets approximately $4.6 million.

  During the six months ended June 30, 1997, the Company recognized gains on reductions in historically accrued professional fees of approximately $650,000.


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

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended June 30, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Intangible Assets

The Company's goodwill of $1,661,384 as of June 30, 1997 is shown net of accumulated amortization of $281,021. Amortization expense for the six months ended June 30, 1997 and 1996 was approximately $86,000 and $220,000, respectively. During the six months ended June 30, 1997, fifteen more units, or approximately 19%, of Temecula Valley Imaging Center ("TVIC") were purchased from North Coast Associates for $196,875. In addition, approximately $4.1 million of net goodwill was written-off in conjunction with the sale to DHS (see
Note 5).

Other Intangible Assets consist primarily of covenants not to compete, loan fees and organization costs. The Company's covenants not to compete of $174,167 as of June 30, 1997 are shown net of accumulated amortization of $375,833. Amortization expense for the six months ended June 30, 1997 and 1996 was approximately $98,000 and $201,000, respectively. Approximately $500,000 of net covenants were written-off in conjunction with the sale to DHS (see Note 5). Organization costs and loan fees of $658,706 are shown net of accumulated amortization of $309,384. Amortization expense for the six months ended June 30, 1997 and 1996 was approximately $85,000 and $93,000, respectively. Loan fees of approximately $6,000 were written off in conjunction with the sale to DHS (see
Note 5).

(4) Due to/from Related Parties

At June 30, 1997, DIS repaid Primedex Health Systems, Inc. ("PHS") approximately $1.9 million with the proceeds from the sale to DHS (see Note 5). The repayment was primarily for short-term working capital loans and accrued management fees. In addition, DIS loaned PHS approximately $5,500,000 on April 18, 1997 with principal due and payable on or before March 31, 1998 with 10% interest per annum. As of June 30, 1997, PHS owed DIS approximately $5,420,000 on this loan. In addition, TVIC and Valley Regional Oncology Center ("VROC") owed PHS approximately $98,000 for operating expenses.

As of June 30, 1997, DIS owed an officer of the Company approximately $29,000 for prior loans made by him to the Company. During the year, the Company repaid approximately $60,000 on this loan.

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

In addition, also effective March 1, 1997, DHS purchased the stock of Diagnostic Imaging Services, Inc. (California), including three hospital-based MRI centers and Santa Monica Imaging Center (a partnership), for $13,500,000 less assumed debt of approximately $6,045,000; the net cash proceeds of approximately
$7,455,000 were received in April 1997 with 12% interest of approximately $130,000 accrued from the March 1, 1997 effective sale date. In addition, DHS paid the Company an additional $500,000 in April 1997 for a ten-year covenant not-to-compete. Both covenants not-to-compete are classified as "Deferred Revenue" on the Company's balance sheet.

In addition to the proceeds from the MRI sites sold above, there are post closing payments of $500,000 to be paid by DHS at the end of each year on the first, second and third anniversaries of the closing date. A discounted receivable of approximately $1,190,000 was set-up on the Company's balance sheet for these "post-closing payments" of which approximately $363,000 are classified as current assets. During the six months ended June 30, 1997, interest income of approximately $35,000 was recognized on the deferred receivable. There is also an option to receive the "post-closing payments" in the form of common stock of DHS valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ("the Agreed Value"). The combined sales to DHS resulted in a net gain of approximately $8,260,000 recorded in March 1997.

In May 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 and assumed the building lease for the facility. The Company moved the assets and business of its Camarillo facility to this location using Camarillo's prior space for warehouse storage.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ("Parkside") facility, the Company ceased substantially all of its operations at the facility on August 29, 1997. The Company was paid approximately $465,000 for the assets at the site (of which $65,000 was received during the six months ended June 30, 1997) and the building lease liability was assumed by an unrelated third party. A loss of approximately $3,425,000 was recognized in December 1996 and approximately $43,000 remains in assets held for divestiture at June 30, 1997. As a result of the closing, the assets and related liabilities of WLA will be transferred to PHS's RadNet Management, Inc. in the fourth quarter of 1997.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #3
------------------------------------------------------------------------------



(6)  Sale of Stock and Securities

On March 25, 1996, DIS issued 2,747,493 shares of its common stock (with a five-year warrant to purchase an additional 1,521,739 shares of the Company's common stock at $1.60 per share) to Primedex Health Systems, Inc. ("PHS") for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. As of June 30, 1997, through various transactions with related and unrelated parties since March 1996, PHS acquired an additional 5,084,477 shares of DIS common stock bringing its total ownership to 7,831,970 shares, or approximately 68.3%. In subsequent purchases through October 31, 1997, PHS acquired an additional 168,000 common shares in transactions with unrelated parties increasing its total ownership of DIS to 7,999,970 shares, or approximately 69.8%.




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

In January 1995, DIS assumed ownership of West Los Angeles MRI ("WLA"). In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ("Chino"). During this time, the center was closed for approximately two months. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ("SMIC") and became its general partner. In April 1997, DIS purchased the remaining partnership units in SMIC for $300,000. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murrieta, California ("Murrieta"). Murrieta was closed in late 1996.

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

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background (Continued)

As of June 30, 1997, through various transactions with related and unrelated parties, PHS acquired an additional 5,084,477 shares of DIS common stock bringing its total ownership to 7,831,970 shares, or approximately 68.3%.

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

In May 1997, the Company acquired the assets and assumed liabilities of Las Posas Medical Imaging for $35,000 and relocated its Camarillo facility and its related business to this site.

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



Discussion of Operations for the Quarter Ended June 30, 1997 vs. June 30, 1996

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc.

Results of Operations

For the six months ended June 30, 1997 and 1996, the Company had operating losses of approximately $340,000 and $1,160,000, respectively. The income improvement was primarily attributable to decreases in operating expenditures over and above those decreases related to the sale of certain sites to DHS (see
Note 5).

Net revenue was approximately $8,045,000 and $11,550,000 for the six months ended June 30, 1997 and 1996, respectively. Total operating expenses were approximately $8,400,000 and $12,700,000 for the six months ended June 30, 1997 and 1996, respectively. The majority of the decreases in revenue and related operating expenses were due to the sale of four of the Company's MRI facilities and its Ultrasound Division to DHS in 1997 (see Note 5) and the sales of ICVS, North County's nuclear medicine business and MBM in 1996. Other expense decreases were primarily attributable to benefits obtained from reductions in historically accrued professional fees as well as reductions in staffing and related salaries and benefits.

For the six months ended June 30, 1997 and 1996, interest expense was approximately $1,200,000 and $1,825,000, respectively. Interest expense of DIS is primarily attributable to equipment financing and lines of credit charges of which outstanding principal balances decreased by approximately $10.5 million from June 1996 to June 1997. During the six months ended June 30, 1997 and 1996, interest income was approximately $255,000 and $-0-, respectively. Approximately $130,000 of interest was paid by DHS and was related to the sale of DIS's four hospital-based MRI facilities where the sale proceeds were not received until April 1997 even though the effective sale date was March 1, 1997. Other interest income relates to DHS's deferred receivable (see Note 5) and PHS loans (see Note
4).

During the six months ended June 30, 1997, the Company recognized gains from sales or divestiture of approximately $8,355,000; approximately $8,260,000 of the gain related to the sale to DHS (see Note 5) and approximately $97,000 related to the transfer of Montclair Mobile's assets and related liabilities to PHS.

For the six months ended June 30, 1997, the Company had net income of approximately $6,935,000 compared to a net loss of $(2,400,000) for the six months ended June 30, 1996.

Liquidity and Capital Resources

Cash decreased for the six months ended June 30, 1997 and 1996 by $5,569 and $12,231, respectively.

Cash generated from investing activities for the six months ended June 30, 1997 and 1996 was approximately $8,860,000 and $885,000, respectively. During the six months ended June 30, 1997 and 1996, DIS received approximately $15,040,000 from the sale to DHS (see Note 5) and approximately $1,030,000 from the sales of ICVS and the nuclear medicine business at North County, respectively. During the six months ended June 30, 1997, the Company loaned approximately $5,420,000 to PHS, acquired fifteen more units of TVIC for $196,875, paid $35,000 for the acquisition of Las Posas Medical Imaging and paid approximately $525,000 for property, equipment and other assets. During the six months ended June 30, 1996, the Company paid approximately $145,000 for property, equipment and other assets.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Discussion of Operations for the Quarter Ended June 30, 1997 vs. June 30, 1996

Liquidity and Capital Resources (Continued)

Cash utilized for financing activities for the six months ended June 30, 1997 was approximately $6,770,000. Cash generated from financing activities for the six months ended June 30, 1996 was approximately $247,000. For the six months ended June 30, 1997, approximately $1,944,000 in repayments were made to related parties. During the six months ended June 30, 1996, the Company borrowed approximately $1,640,000 from related parties and repaid only $16,503 on prior related party loans. During the six months ended June 30, 1997 and 1996, the Company made principal payments on notes and capital leases of approximately $4,610,000 and $6,170,000, respectively. In addition, during the six months ended June 30, 1996, the Company borrowed approximately $1,172,000 on notes payable and received proceeds of $3,000,000 related to the issuance of common stock.

At June 30, 1997, the Company had net working capital of $297,595, an increase of $14,567,852 from December 31, 1996. A key reason for the increase was due to the sale of the Company's Ultrasound Division and MRI sites to DHS (see Note 5). Net cash and/or current receivables of approximately $15,040,000 were recognized as part of the transaction.

In June 1994, the Company entered into a $2,500,000 revolving term note ("A") agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. Revolving term note "A" is collateralized by all eligible accounts receivable as defined in the agreement. In August 1994, the maximum level of borrowings was increased to $3,500,000 and in June 1995, increased to $4,000,000. Under revolving note "A", originally due June 1997, the Company may borrow approximately 53% of the eligible accounts receivable, to a maximum of $4,000,000. Borrowings under this line are repayable with interest at an annual rate of the prime rate plus 3-1/2%, payable monthly. At June 30, 1997, approximately $1,700,000 was outstanding under this line. The line was extended on a month-to-month basis and was paid-off and closed in September 1997 at the Company's request. The Company also has a $1,000,000 credit facility available with PHS. As of June 30, 1997, $-0- was outstanding under this line.

The Company's future payments for debt and equipment under capital leases for the next five years will be approximately $7,575,000, $5,430,000, $4,340,000, $4,090,000 and $1,410,000, respectively. Interest expense for the Company for the next five years, included in the above payments, will be approximately $2,000,000, $1,180,000, $800,000, $400,000 and $35,000, respectively.

Note Regarding Forward - Looking Statements

This Quarterly Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                                     PART II


Item 1.  Legal Proceedings

The Registrant is not a party to any material legal proceedings, except that

  (a)On April 10, 1996, the Registrant was served with a complaint entitled Midway Hospital Medical Center v. Diagnostic Imaging Services, Inc. filed in the U.S. District Court, Central District of California bearing case number 96-2414TJH brought by Midway Hospital Medical Center seeking payment of $116,056 plus attorneys fees based upon the alleged failure of the Registrant to discharge medical bills of a Registrant employee covered under the Registrant's health insurance program. The Registrant then commenced legal action against Registrant's outside administrator of its health insurance program alleging that it failed to properly administer that program and that if there is any liability to Midway, it is the liability of its administrator. The administrator denied any liability and filed a counterclaim against the Registrant alleging that it was owed $141,658, which the Registrant denied. The Registrant settled the action with regard to the $116,056 claim of Midway Hospital Medical Center by payment of approximately $60,000 and settled the claim of its former administrator for $141,658 by payment of approximately $90,000.

  (b)On June 4, 1997, the Registrant was served with a complaint entitled Gerald
E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court and bearing case number SC 047 526. The complaint alleges that Registrant failed to properly pay plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by Primedex Health Systems, Inc. in
Registrant  and  the  sale  of  four of  Registrant's  imaging  centers  and its ultrasound business to Diagnostic Health Services, Inc. (see "Item 1" of Registrants Form 10-KSB for its fiscal year ended December 31, 1996) that Registrant has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of Registrant's
Common Stock exercisable at $.01 per share which plaintiff received in connection with Registrant's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 in the new entity, at the election of the Registrant (the "Warrant Issue"). The entire litigation, except for the Warrant Issue and certain claims of the Registrant have been settled. Pursuant to the Settlement Dr. Dalrymple assumed ownership of Registrant's Santa Monica facility (Parkside Radiology) and assumed responsibility for expenses of the facility in the future. Additionally, Registrant sold its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. The litigation with regard to the Warrant Issue and to Registrant's claim against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress the business at, and therefore valuation of, Parkside Radiology, thus enabling him to acquire the facility he previously sold to Registrant at a depressed price, continues. Registrant intends to vigorously defend and to pursue the remaining elements of the action.

  (c)On January 14, 1997, an action entitled Kennedy-Wilson v. Norman Hames and Diagnostic Imaging Services, Inc. was filed in the Los Angeles Superior Court and bears case number SC 0455617. The action is for breach of a lease and requests damages in excess of $50,000. Registrant intends to vigorously defend the action.

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

   On April 18, 1997, Registrant loaned $5,500,000 to Primedex Health Systems, Inc. (owner of approximately 69.8% of Registrant's outstanding common stock), payable monthly interest only at 10% per annum, with principal due and payable on or before March 31, 1998.

                           PART II - OTHER INFORMATION

                                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Diagnostic Imaging Services, Inc. and Affiliates (Registrant)


November 4, 1997              By:  /s/ Norman Hames
                                   ------------------
                                   Norman Hames, President, Principal
                                   Executive Officer and Director