Form 10QSB
period 1997-09-30
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1998-01-05
CIK 869267

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549


                                FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended: September 30, 1997      Commission File Number: 33-37418
                       ------------------                              --------

                         DIAGNOSTIC IMAGING SERVICES, INC.
                (Exact name of registrant as specified in charter)

              Delaware                                    33-0443404
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)

         1516 Cotner Avenue
       Los Angeles, California                             90025
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (310) 479-0399


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes              No    X

Number of shares outstanding of the issuer's common stock as of December 19, 1997 was 11,310,110 shares (excluding treasury shares).


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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of September 30, 1997, and the results of its operations and changes in its cash flows for the nine month periods ended September 30, 1997 and 1996, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
(UNAUDITED)
-------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                                                 $     81,373
  Accounts Receivable - Net                                                               4,015,973
  Due from DHS                                                                              373,264
  Due from Related Party                                                                  2,365,401
  Other Current Assets                                                                      116,940
                                                                                       ------------

  Total Current Assets                                                                    6,952,951

Property and Equipment - Net                                                             10,728,853
                                                                                       ------------

Other Assets:
  Accounts Receivable - Net                                                                 427,527
  Goodwill - Net                                                                          1,896,669
  Other Intangible Assets - Net                                                             804,424
  Due from DHS-Long-Term                                                                    891,170
  Other Assets                                                                              261,877
                                                                                       ------------

  Total Other Assets                                                                      4,281,667

  Total Assets                                                                         $ 21,963,471
                                                                                       ============


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
(UNAUDITED)
-------------------------------------------------------------------------------





Liabilities and Shareholders' Equity:
Current Liabilities:
  Cash Overdraft                                                                       $     69,405
  Accounts Payable                                                                          644,341
  Accrued Expenses                                                                        2,571,199
  Accrued Professional Fees                                                                 278,030
  Due to Related Parties                                                                    133,025
  Deferred Revenue-Non-Compete Agreement                                                    100,000
  Notes Payable and Capital Leases                                                        3,909,586
                                                                                       ------------

  Total Current Liabilities                                                               7,705,586

Long-Term Liabilities:
  Notes Payable and Capital Leases                                                       12,472,429
  Deferred Revenue-Non-Compete Agreement                                                    841,667
  Accrued Professional Fees                                                                  27,055
                                                                                       ------------

  Total Long-Term Liabilities                                                            13,341,151

  Total Liabilities                                                                      21,046,737

Minority Interest                                                                           278,081

Commitments and Contingencies                                                                    --

Shareholders' Equity:
  Preferred  Stock-Series  F,  $.01  par  value,  5,000,000  shares  authorized,
    2,482,000 shares issued and outstanding, stated liquidation
    preference of $2,482,000                                                                 24,820
  Preferred  Stock-Series  G,  $.01  par  value,  5,000,000  shares  authorized,
    2,000,000 shares issued and outstanding, stated liquidation
    preference of $2,000,000                                                                 20,000
  Common Stock - $.01 Par Value, 20,000,000 Shares authorized;
    11,463,956 issued, and 11,310,110 shares outstanding                                    114,639
  Additional Paid-In Capital-Common Stock                                                 4,251,059
  Additional Paid-In Capital-Preferred Stock - Series F                                     226,409
  Additional Paid-In Capital-Preferred Stock - Series G                                     182,441
  Stock Purchase Warrants                                                                 1,175,317
  Subscriptions Receivable                                                                  (10,994)
  Accumulated Deficit                                                                    (5,343,500)
  Treasury Stock - 153,846 Shares of Common Stock, At Cost                                   (1,538)
                                                                                       ------------

  Total Shareholders' Equity                                                                638,653

  Total Liabilities and Shareholders' Equity                                           $ 21,963,471
                                                                                       ============

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------



                                                                            Nine months ended
                                                                              September 30,
                                                                          1 9 9 7         1 9 9 6
                                                                          -------         -------

Revenue:
  Net Patient Service Revenue                                          $ 11,148,196    $ 17,017,250
                                                                       ------------    ------------

Expenses:
  Cost of Services                                                        8,148,204      12,823,365
  General and Administrative                                              1,859,305       2,646,789
  Depreciation and Amortization                                           1,925,141       2,932,609
                                                                       ------------    ------------

  Total Expenses                                                         11,932,650      18,402,763
                                                                       ------------    ------------

  Operating (Loss)                                                         (784,454)     (1,385,513)

Other Revenue (Expenses):
  Gain on Sale or Divestiture                                             8,754,752         514,631
  Miscellaneous (Expense)                                                   (72,983)             --
  Interest Income                                                           400,752              --
  Interest Expense                                                       (1,713,427)     (2,664,710)
                                                                       ------------    ------------

  Total Other Revenue (Expenses)                                          7,369,094      (2,150,079)
                                                                       ------------    ------------

Income (Loss) Before Tax and Minority
  Interest in (Income) Loss of Subsidiaries                               6,584,640      (3,535,592)

Minority Interest in (Income) Loss of Subsidiaries                         (103,081)         64,208
                                                                       ------------    ------------

  Income (Loss) before Income Tax                                      $  6,481,559    $ (3,471,384)
                                                                       ============    ============

  Net Income (Loss) Per Share                                          $        .57    $       (.33)
                                                                       ============    ============

  Weighted Common Shares Outstanding                                     11,310,110      10,464,728
                                                                       ============    ============

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
-------------------------------------------------------------------------------






                                                    Preferred Stock
                          Common Stock         Series F         Series G        Treasury Stock
                        Shares    Amount    Shares   Amount  Shares    Amount  Shares    Amount

Balance -
 December 31, 1996    11,463,956 $114,639 2,482,000 $24,820 2,000,000 $20,000 (153,846) $(1,538)

Payment of Dividends
 on Preferred Stock           --       --        --      --        --      --       --       --

Net Income for the
 nine months ended
 September 30, 1997           --       --        --      --        --      --       --       --
                      ---------- -------- --------- ------- --------- ------- --------  -------

Balance -
 September 30, 1997
 (Unaudited)          11,463,956 $114,639 2,482,000 $24,820 2,000,000 $20,000 (153,846) $(1,538)
                      ========== ======== ========= ======= ========= ======= ========  =======



                                    Paid-in   Paid-in
                          Paid-in   Capital-  Capital-
                          Capital-  Series F  Series G
                          Common   Preferred Preferred Purchase Subscriptions Accumulated
                           Stock      Stock    Stock   Warrants  Receivable    Deficit        Total

Balance -
 December 31, 1996       $4,251,059 $226,409 $182,441 $1,175,317 $(10,994) $(11,600,959) $(5,618,806)

Payment of Dividends
 on Preferred Stock              --       --       --         --       --      (224,100)    (224,100)

Net Income for the
 nine months ended
 September 30, 1997              --       --       --         --       --     6,481,559    6,481,559
                         ---------- -------- -------- ---------- --------  ------------  -----------
Balance -
 September 30, 1997
 (Unaudited)             $4,251,059 $226,409 $182,441 $1,175,317 $(10,994) $ (5,343,500) $   638,653
                         ========== ======== ======== ========== ========  ============  ===========


See Notes to Consolidated Financial Statements.


                                                     6

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------


                                                                            Nine months ended
                                                                              September 30,
                                                                          1 9 9 7         1 9 9 6
                                                                          -------         -------

Net Cash - Operating Activities                                        $ (2,257,780)   $     97,511
                                                                       ------------    ------------

Investing Activities:
  Purchase of Property and Equipment                                       (398,546)       (139,207)
  Proceeds from Sales of Divisions and Assets                            15,227,720       1,028,000
  Acquisitions and Increases in Joint Venture Interest                     (251,875)       (200,000)
  Payments for Deposits and Other Assets                                   (107,449)       (272,645)
  Loans to Related Party                                                 (5,419,305)             --
  Proceeds on Loans to Related Party                                      3,053,904              --
                                                                       ------------    ------------

  Net Cash - Investing Activities                                        12,104,449         416,148
                                                                       ------------    ------------

Financing Activities:
  Cash Overdraft                                                           (921,231)        659,406
  Proceeds from Borrowings on Notes Payable                                 224,100       1,571,775
  Principal Payments on Notes and Leases                                 (7,094,078)     (7,452,110)
  Proceeds from the Issuance of Common Stock                                     --       3,000,000
  Payments of Dividends on Preferred Stock                                 (224,100)             --
  Proceeds from Joint Venture Partners                                      175,000              --
  Payments to Joint Venture Partners                                             --         (52,500)
  Loans from Related Parties                                                     --       1,769,325
  Payments on Loans from Related Parties                                 (1,937,645)        (21,707)
                                                                       ------------    ------------

  Net Cash - Financing Activities                                        (9,777,954)       (525,811)
                                                                       ------------    ------------

  Net Increase (Decrease) in Cash                                            68,715         (12,152)

Cash - Beginning of Periods                                                  12,658          17,993
                                                                       ------------    ------------

  Cash - End of Periods                                                $     81,373    $      5,841
                                                                       ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                                           $  1,979,599    $  3,034,977
    Income Taxes                                                       $         --    $         --

Supplemental Schedule of Noncash Investing and Financing Activities:
  The  Company  entered  into  capital  leases  of  approximately  $650,000  and
$1,315,000   during  the  nine  months  ended   September  30,  1997  and  1996,
respectively.

  During the nine months ended September 30, 1997, the Company sold substantially all of the net assets of four of its hospital-based MRI facilities and its Ultrasound Division to Diagnostic Health Services, Inc. ("DHS")
effective March 1, 1997. The sale reduced net property and equipment approximately $9.3 million, notes and capital leases payable approximately $7.5 million and net goodwill and other intangible assets approximately $4.6 million.

  During the nine months ended September 30, 1996, the Company acquired medical equipment of approximately $395,000 as part of the Healthcare Imaging Center ("HCI") acquisition along with the assumption of notes payable of approximately $160,000 and accounts payable and accrued expenses of approximately $45,000 thereon.

  During the nine months ended September 30, 1997, the Company recognized gains on reductions in historically accrued professional fees of approximately $650,000.

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


(1) Summary of Significant Accounting Policies

Significant accounting policies of Diagnostic Imaging Services, Inc. and its affiliates are set forth in the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended September 30, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

(3) Intangible Assets

The Company's goodwill of $1,896,669 as of September 30, 1997 is shown net of accumulated amortization of $305,735. Amortization expense for the nine months ended September 30, 1997 and 1996 was approximately $110,000 and $320,000, respectively. During the nine months ended September 30, 1997, fifteen more units, or approximately 19%, of Temecula Valley Imaging Center ("TVIC") were purchased from North Coast Associates for $196,875, and the Company purchased the remaining 25% interest in Valley Regional Oncology Center ("VROC") for $260,000 (of which $240,000 was paid in November 1997). In addition, approximately $4.1 million of net goodwill was written-off in conjunction with the sale to DHS (see Note 5).

Other Intangible Assets consist primarily of covenants not to compete, loan fees and organization costs. The Company's covenants not to compete of $146,667 as of September 30, 1997 are shown net of accumulated amortization of $403,333. Amortization expense for the nine months ended September 30, 1997 and 1996 was approximately $125,000 and $295,000, respectively. Approximately $500,000 of net covenants were written-off in conjunction with the sale to DHS (see Note 5). Organization costs and loan fees of $657,757 are shown net of accumulated amortization of $330,333. Amortization expense for the nine months ended September 30, 1997 and 1996 was approximately $105,000 and $125,000, respectively. Loan fees of approximately $6,000 were written off in conjunction with the sale to DHS (see Note 5).

(4) Due to/from Related Party

At September 30, 1997, DIS repaid Primedex Health Systems, Inc. ("PHS") approximately $1.9 million with the proceeds from the sale to DHS (see Note 5). The repayment was primarily for short-term working capital loans and accrued management fees. In addition, DIS loaned PHS approximately $5,500,000 on April 18, 1997 with principal due and payable on or before March 31, 1998 with 10% interest per annum. As of September 30, 1997, PHS owed DIS approximately $2,365,000 on this loan.
 In addition, TVIC and VROC owe PHS approximately $133,000 for operating expenses.

During the nine months ended September 30, 1997, DIS fully repaid an officer of the Company approximately $89,000 for prior loans made by him to the Company.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #2
-------------------------------------------------------------------------------



(5) Business Combinations, Acquisitions, Sales and Divestitures

Effective January 1, 1997, the assets and related liabilities of Montclair Mobile MRI were assumed by Primedex Health Systems, Inc.. The transfer resulted in a gain of approximately $97,000 allowing DIS to write-off a reserve established in 1996 for estimated disposal costs related to the mobile unit.

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

In addition to the proceeds from the MRI sites sold above, there are post closing payments of $500,000 to be paid by DHS at the end of each year on the first, second and third anniversaries of the closing date. A discounted receivable of approximately $1,190,000 was set-up on the Company's balance sheet for these "post-closing payments" of which approximately $373,000 are classified as current assets. During the nine months ended September 30, 1997, interest income of approximately $70,000 was recognized on the deferred receivable. There is also an option to receive the "post-closing payments" in the form of common stock of DHS valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ("the Agreed Value"). The combined sales to DHS resulted in a net gain of approximately $8,260,000 recorded in March 1997.

In May 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 and assumed the building lease for the facility. The Company moved the assets and business of its Camarillo facility to this location using Camarillo's prior space for warehouse storage.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ("Parkside") facility, the Company ceased substantially all of its operations at the facility on August 29, 1997. The Company was paid approximately $465,000 for the assets at the site (of which $255,000 was received during the nine months ended September 30, 1997) and the building lease liability was assumed by an unrelated third party. A loss of approximately $3,425,000 was recognized in December 1996 and a gain of $400,000 was recognized in August 1997 for settlement proceeds received on assets previously written-off. As a result of the closing, the assets and related liabilities of WLA will be transferred to PHS's RadNet Management, Inc. in the fourth quarter of 1997. The Company still operates a separate entity known as Parkside Women's Center which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #3
-------------------------------------------------------------------------------




(6) Sale of Stock and Securities

On March 25, 1996, DIS issued 2,747,493 shares of its common stock (with a five-year warrant to purchase an additional 1,521,739 shares of the Company's common stock at $1.60 per share) to Primedex Health Systems, Inc. ("PHS") for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. As of September 30, 1997, through various transactions with related and unrelated parties since March 1996, PHS acquired an additional 5,154,477 shares of DIS common stock bringing its total ownership to 7,901,970 shares, or approximately 68.9%. In subsequent purchases through December 19, 1997, PHS acquired an additional 128,000 common shares in transactions with unrelated parties increasing its total ownership of DIS to 8,029,970 shares, or approximately 70.1%.



                                 .   .   .   .   .   .   .   .   .

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




Background

Diagnostic Imaging Services, Inc. ("DIS" or the "Company") was incorporated in California as an S-Corporation on June 27, 1986. In 1992, the Company's consolidated operations consisted of non-invasive diagnostic imaging services, primarily with the use of ultrasound technology ("Ultrasound Division"). During 1992 and 1993, DIS established one mobile MRI business and was the general partner of four limited partnerships that provided diagnostic imaging services:
San Gabriel Valley Magnetic Resonance Imaging Center ("SGV"), Tarzana Regional Medical Center Magnetic Resonance Imaging Center ("Tarzana"), Inland Community Magnetic Resonance Imaging Center ("Inland") and Temecula Valley Imaging Center ("Temecula"). DIS also provided management services for these entities.

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

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ("MDI") and Parkside Radiology ("Santa Monica" or "Parkside"). In April 1994, DIS opened Valley Regional Oncology Center, Ltd., L.P. ("VROC"), a cancer care therapy center located in Temecula, California. DIS was the general partner and 75% owner of VROC. During the nine months ended September 30, 1997, the Company purchased the remaining 25% interest in VROC for $260,000 (of which $240,000 was paid in November 1997). On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets (see Company's Form 10-KSB for the year ended December 31, 1994). The Company's name was then changed to Diagnostic Imaging Services, Inc.. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ("North County" collectively). The nuclear medicine business at North County Mediscan was sold for $230,000 in June 1996.

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

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------



Background (Continued)

On March 25, 1996, DIS issued 2,747,493 shares of its common stock (with a five-year warrant to purchase an additional 1,521,739 shares of common stock at $1.60 per share) to Primedex Health Systems, Inc. ("PHS") for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. DIS also entered into two five-year management service agreements with PHS. The first agreement relates to DIS's overall corporate operations and provides that PHS will provide for all office maintenance for the DIS facilities, administer its personnel program, bookkeeping and payroll services as well as certain of its accounting services. In addition, PHS provides advice to DIS with regard to its accreditation program and negotiates on behalf of DIS for equipment, supplies, service and insurance. DIS agreed to pay $45,000 per month for these services. Additionally, DIS entered into a second agreement which will be phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, billing and collection services. All costs of equipment and training are the responsibility of PHS. DIS will pay PHS an amount equal to 10% of its collections from each covered center for such services. As of September 30, 1997, through various transactions with related and unrelated parties, PHS acquired an additional 5,154,477 shares of DIS common stock bringing its total ownership to 7,901,970 shares, or approximately 68.9%.

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

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------



Background (Continued)

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ("Parkside") facility, the Company ceased substantially all of its operations at the facility on August 29, 1997. The Company received approximately $465,000 in cash and other receivables for the assets at the site and the building lease liability was assumed by an unrelated third party. A loss of approximately $3,425,000 was recognized in December 1996; a subsequent gain of approximately $400,000 was recognized in August 1997 for the recovery of assets previously written off. As a result of the closing, the assets and related liabilities of WLA will now be transferred to PHS's RadNet Management, Inc. for use at its site in Stockton, California.

Discussion of Operations for the Quarter Ended September 30, 1997 vs. September 30, 1996

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc.

Results of Operations

For the nine months ended September 30, 1997 and 1996, the Company had operating losses of approximately $785,000 and $1,385,000, respectively. The income improvement was primarily attributable to decreases in operating expenditures over and above those decreases related to the sale of certain sites to DHS (see
Note 5) including a reduction in depreciation and amortization expense of approximately $1,000,000.

Net revenue was approximately $11,150,000 and $17,000,000 for the nine months ended September 30, 1997 and 1996, respectively. Total operating expenses were approximately $11,930,000 and $18,400,000 for the nine months ended September 30, 1997 and 1996, respectively. The majority of the decreases in revenue and related operating expenses were due to the sale of four of the Company's MRI facilities and its Ultrasound Division to DHS in 1997 (see Note 5) and the sales of ICVS, North County's nuclear medicine business and MBM in 1996. During the nine months ended September 30, 1997 and 1996, the "DHS sale" sites generated approximately $1,585,000 and $7,440,000 in net revenues, respectively, and incurred approximately $910,000 and $5,000,000 in operating expenses (excluding depreciation and amortization), respectively. Other expense decreases were primarily attributable to benefits obtained from reductions in historically accrued professional fees as well as reductions in staffing and related salaries and benefits.

For the nine months ended September 30, 1997 and 1996, interest expense was approximately $1,710,000 and $2,665,000, respectively. Interest expense of DIS is primarily attributable to equipment financing and lines of credit charges of which outstanding principal balances decreased by approximately $13.8 million from September 1996 to September 1997. During the nine months ended September 30, 1997 and 1996, interest income was approximately $400,000 and $-0-, respectively. Approximately $130,000 of interest was paid by DHS (see Note 5), approximately $70,000 was earned on DHS's deferred receivable (see Note 5) and approximately $200,000 of interest was earned on PHS loans (see Note 4).

During the nine months ended September 30, 1997, the Company recognized gains from sales or divestiture of approximately $8,755,000; approximately $8,260,000 of the gain related to the sale to DHS (see Note 5), approximately $97,000 related to the transfer of Montclair Mobile's assets and related liabilities to PHS, and approximately $400,000 related to the Parkside closing (see Note 5). During the nine months ended September 30, 1996, the Company recognized gains from sales or divesture of approximately $515,000.

For the nine months ended September 30, 1997, the Company had net income of approximately $6,480,000 compared to a net loss of $(3,475,000) for the nine months ended September 30, 1996.

DIAGNOSTIC IMAGING SERVICES, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


Liquidity and Capital Resources

Cash increased for the nine months ended September 30, 1997 by $68,715. Cash decreased for the nine months ended September 30, 1996 by $12,152.

Cash generated from investing activities for the nine months ended September 30, 1997 and 1996 was approximately $12,105,000 and $415,000, respectively. During the nine months ended September 30, 1997, DIS received approximately $14,975,000 from the sale to DHS (see Note 5) and approximately $255,000 from the sale of assets at Parkside. During the nine months ended September 30, 1996, DIS received approximately $1,030,000 from the sales of ICVS and the nuclear medicine business at North County. During the nine months ended September 30, 1997, the Company acquired fifteen more units of TVIC for $196,875, paid $35,000 for the acquisition of Las Posas Medical Imaging and paid $20,000 for an additional 5% interest in VROC. During the nine months ended September 30, 1996, the Company acquired the assets of HCI for $200,000. During the nine months ended September 30, 1997 and 1996, the Company paid approximately $400,000 and $140,000, respectively, for property and equipment, and approximately $110,000 and $270,000, respectively, for deposits and other assets.

Cash utilized for financing activities for the nine months ended September 30, 1997 and 1996 was approximately $9,775,000 and $525,000, respectively. For the nine months ended September 30, 1997, approximately $1,938,000 in payments were made to related parties (see Note 4). During the nine months ended September 30, 1996, the Company borrowed approximately $1,770,000 from related parties and repaid approximately $22,000 on prior related party loans. During the nine months ended September 30, 1997 and 1996, the Company made principal payments on notes and capital leases of approximately $7,100,000 and $7,450,000, respectively, and borrowed on notes payables approximately $225,000 and $1,570,000, respectively. During the nine months ended September 30, 1997, the Company reduced its cash overdraft approximately $920,000, paid dividends on preferred stock of $224,100 and received $175,000 from a joint venture partner. During the nine months ended September 30, 1996, the Company increased its cash overdraft by approximately $660,000, received proceeds from the issuance of common stock of $3,000,000, and paid joint venture partners $52,500.

At September 30, 1997, the Company had a net working capital deficit of $752,635, an increase of $13,517,622 from December 31, 1996. A key reason for the increase was due to the sale of the Company's Ultrasound Division and MRI sites to DHS (see Note 5).

In June 1994, the Company entered into a revolving term note agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. The revolving term note was collateralized by all eligible accounts receivable as defined in the agreement. In September 1997, the line of credit was paid in full and closed at the Company's request. The Company also has a $1,000,000 credit facility available with PHS. As of September 30, 1997, $-0- was outstanding under this line.

The Company's future payments for debt and equipment under capital leases for the next five years will be approximately $5,850,000, $5,475,000, $4,330,000, $3,910,000 and $685,000, respectively. Interest expense for the Company for the next five years, included in the above payments, will be approximately $1,940,000, $1,105,000, $715,000, $310,000 and $10,000, respectively.

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

                                              PART II


Item 5.         Other Information

          On April 18, 1997, Registrant loaned $5,500,000 to Primedex Health Systems, Inc. (owner of approximately 70.1% of Registrant's outstanding common stock), payable monthly interest only at 10% per annum, with principal due and payable on or before March 31, 1998. As of September 30, 1997, PHS had repaid the Registrant approximately $3,200,000 on this loan.

                                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Diagnostic Imaging Services, Inc.
                                                      (Registrant)


December 23, 1997                                By:   /s/ Norman Hames
                                                       Norman Hames, President