Form 10KSB
period 1997-12-31
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1998-04-15
CIK 869267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                 --------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For fiscal year ended December 31, 1997      Commission File Number 33-37418

                        DIAGNOSTIC IMAGING SERVICES, INC.
                 (Name of small business issuer in its charter)

          Delaware                                      33-0443404
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

           Yes  __                           No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ________

State issuer's revenues for its most recent fiscal year $13,265,744.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of March 9, 1998 was $2,782,140.

As of March 9, 1998, the Issuer had 11,310,110 shares of Common Stock, $.01 par value outstanding [excluding treasury shares].

                       Documents Incorporated by Reference

                                      None

          Transitional Small Business Disclosure Format.  Yes __ No X

                                     PART I

Item 1.  Description of Business.

Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS" or the "Registrant"), is an independent regional network of multi-modality radiological imaging facilities. The network provides radiological imaging services through 90 managed care payors pursuant to contractual arrangements. The DIS network currently consists of six freestanding MRI and multi-modality imaging centers located in Santa Monica , Thousand Oaks, Corona, Temecula, Riverside and Vista, California. Registrant also operates an imaging center providing mammography, ultrasound, and general radiology in Camarillo. These centers are staffed by physicians who are specialists in diagnostic imaging. DIS also operates a cancer care therapy center in Temecula, California, which is staffed by physicians who are medical oncologists and radiation therapists.

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

The DIS network arranges for health care services in the State of California, which prohibits the practice of medicine by unlicensed persons or general business corporations. Registrant does not engage in the practice of medicine, as Registrant neither employs any of the network physicians nor exerts any control over their decisions regarding medical care. These decisions are made exclusively by network physicians and are rendered in connection with guidelines and policies approved and administered by the medical directors of the affiliated physician groups. The affiliated physician groups delegate to the Registrant the performance of those administrative, management and support functions which the network physicians require in order to efficiently conduct the practice of medicine for HMO enrollees, managed care patients and other patients. Substantially all Registrant revenue is derived from its management agreements with the affiliated physician groups or from third party payors. References to the "DIS network" refer to the separate entities which contract with Registrant to render professional medical services and the functioning within a contractual framework. None of the affiliated physician groups is a subsidiary of the Registrant. However, at some of Registrant's centers physician services are provided by Beverly Radiology Medical Group, a partnership in which one entity is wholly-owned by Howard G. Berger, M.D., an officer and director of Registrant (See "Item 9" and "Item 12"). See "Relationships Among Affiliates; Management Agreements."

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

Between 1988 and 1993, under the direction of Norman Hames (see "Management"), the preSeptember 2, 1994, Diagnostic Imaging Services, Inc. established one mobile and four freestanding imaging centers providing MRI and other imaging services. The four freestanding Centers were established with the collaboration of local physicians. The Centers were financed through limited partnerships with the Registrant as general partner and operator of the imaging center and generally with referring physicians as limited partners. As a result of regulatory initiatives that prohibit ownership of health care facilities by referring physicians, the limited partners in each of the partnerships agreed to sell their interests to DIS at a price based upon a determination by an independent appraiser.

In 1994, the pre-merger, Diagnostic Imaging Services, Inc., also acquired two previously unaffiliated Centers, as well as establishing a cancer diagnosis and treatment center (see "Cancer Therapy Center"). In 1994 and 1995, the post-merger, DIS acquired an additional four previously unaffiliated centers.

On March 22, 1996, Registrant entered into two management agreements with Primedex Health Systems, Inc., a New York corporation ("PHS, O-T-C Bulletin Board - PMDX). PHS, through its RadNet subsidiary, operates 22 imaging centers that provide diagnostic radiology services throughout California as well as providing a broad array of healthcare management services to contracted centers and to others, including, through its Radnet Managed Imaging Services, Inc. subsidiary, performing utilization reviews, physician certification and financial information services. PHS, subject to Registrant's ultimate control, assumed administrative responsibility for many of Registrant's centralized corporate activities. PHS will also, over time, assume management responsibility for various patient services and billing and collection activities at each of Registrant's imaging facilities. PHS and Registrant intend to coordinate their offering of imaging services throughout California.

On or about June 28, 1996, Norman Hames, the president of Registrant agreed to transfer all of his shares of Registrant's common stock and warrants to acquire shares of common stock to PHS in exchange for a five year, interest only promissory note from PHS aggregating $2,448,862 together with a five year warrant to acquire 2,807,350 shares of PHS for $.60 per share. Subsequently, PHS acquired additional shares of the Registrant's common stock from certain third parties so as to bring its aggregate ownership interest in Registrant to approximately 74%.

DIS acquired (Corona and Riverside) and/or opened (Camarillo and Scripps - Chula Vista) four additional centers in 1996 and 1997. Effective March 1, 1997, DIS sold four of its imaging centers and its ultrasound business to an unrelated third party for approximately $15.5 Million and $8.5 Million, respectively, less outstanding capital lease obligations and other liabilities of approximately $7.6 Million. In February 1998, effective January 1, 1998, that same buyer acquired the DIS partnership interest in Scripps Chula Vista MRI Center in exchange for 127,250 shares of that entity's common stock. The shares are restricted, nevertheless the public market value of such stock is approximately $1,400,000.

As a result of a deteriorating business climate at Registrant's Santa Monica facility, Registrant closed substantially all of its operations at the center on or about August 29, 1997. Registrant recorded a loss as a result of the discontinuance of the operations of approximately $3.4 million. In 1997, Registrant sold the Center's MRI for $65,000 and the bulk of its other assets for $400,000. Registrant still provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services at its Women's Center in Santa Monica.

                        Multiple Modality Imaging Centers

The Registrant provides multi-modality radiological imaging services at its centers. The following chart lists modalities offered:

                                          Mammo-    Ultra-  Diagnostic  Nuclear
Center                       MRI    CT    graphy     sound   Radiology Medicine

Camarillo                                    *         *          *
Corona                               *       *         *          *        *
Riverside                     *      *       *         *          *
Santa Monica [Parkside Womens]               *         *
Temecula                      *      *       *         *          *
Thousand Oaks                 *      *       *         *          *        *
Vista (North San Diego)       *      *

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

CT is used to detect tumors and other conditions affecting the skeleton and internal organs. In general, CT provides higher resolution images than conventional x-rays, but not as well defined as those produced by MRI. During a CT procedure, a patient is placed inside a ring on which a rotating x-ray tube is mounted. A dedicated computer directs the movement of the x-ray tube to produce multiple crosssectional images on a particular organ or area of the body.

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

The Registrant opened its cancer therapy center, Valley Regional Oncology Center ("VROC"), in April 1994, in Temecula, California, near the Registrant's Temecula Imaging Center. VROC is a limited partnership composed of the Registrant and certain radiation therapists. The Registrant was the managing general partner and owned 75% of VROC. During 1997, the Registrant purchased the remaining 25% interest in VROC for $260,000. VROC provides services to cancer patients in San Diego and Riverside Counties. VROC provides diagnosis and treatment on an outpatient basis reducing the need for hospitalization or multiple site evaluations for diagnosis and treatment. VROC services include radiation therapy, chemotherapy, seed implantation therapy and education, as well as substantially all outpatient treatment services at a single site and permit a patient to return home after treatment.

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

The DIS Network

The DIS network together with the 22 RadNet centers is designed to provide managed care, HMO and other providers with a high quality, cost-effective and competitive vehicle for providing covered radiological imaging benefits to their enrollees located in the DIS network's service area. The Registrant's contracts with payors are typically non-exclusive arrangements (except in the case of certain capitated arrangements which require their enrollees to utilize the DIS or affiliated facilities, however, the number is not large) which are renegotiated on an annual basis.

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

At four of Registrant's centers and its oncology center the medical services, including medical supervision, are supplied by Beverly Radiology Medical Group ("BRMG") a partnership where one entity's sole owner is Dr. Howard G. Berger (See "Items 9 and 12"). Registrant collects for and then provides payment to BRMG for the medical services it provides at its centers.

Competition

The market for radiological imaging services is highly competitive. The market is highly fragmented, with no dominant national or regional imaging services provider. The Registrant competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own or lease radiological imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including pricing, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. The Registrant's facilities are primarily located near major hospital sites, which the Registrant considers to be a competitive advantage.

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

As part of its management services, Registrant negotiates and obtains malpractice insurance, on a "claims-made" basis on behalf of Registrant and requires its affiliated physicians with whom it contracts to maintain such insurance. Registrant believes such insurance is adequate to cover claims for medical malpractice which may arise out of the practice of medicine by the affiliated physicians. The physicians provide coverage in the amount of
$1,000,000 per physician per claim, subject to a limit of $1,000,000 per physician per incident and an aggregate per physician limit of $3,000,000 per year. The Registrant maintains $32,000,000 of blanket general liability insurance covering each center and its own principal offices as well as all of its employees. Registrant, PHS and BRMG are all named insureds under this policy. The Registrant also maintains two medical equipment repair and maintenance policies through and in conjunction with Radnet Management, Inc. covering each center with aggregate annual limits of approximately $10.6 million.

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

Employees

As of December 31, 1998, Registrant had 82 full-time employees. Although there is intense competition for qualified personnel in the medical profession, to date Registrant has had no significant problems recruiting and retaining qualified personnel. None of the Registrant network's employees are subject to collective bargaining agreements, and the Registrant has experienced no work stoppages. Management believes that its employee relations are good.

Item 2.  Description of Property

Registrant's properties are leased and (except for Camarillo) provide the Registrant with the option to renew. The following table sets forth the location, approximate square footage and expiration dates of the leases covering each of the Registrant's centers:
                                                          Lease
                                Square       Date      Expiration     Annual
  Location                       Feet       Opened        Date      Rental ($)
  --------                       ----       ------        ----      ----------

Camarillo                       2,035        1996         2002         34,000
Corona                          5,328        1996         1998         90,000
Vista [North San Diego]         2,042        1988         2000         52,000
Riverside                       8,312        1996         2001        156,000
Santa Monica [Parkside Womens]  3,103        1995         2000        106,000
Temecula                        4,247        1992         1998        141,000
Temecula Oncology Center        5,418        1994         1998         95,000
Thousand Oaks [MDI]             8,300        1983         2001        281,000
Warehouse/Other                 6,126       various      various      160,000

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

      (b) On June 4, 1997, the Registrant was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court and bearing case number SC 047 526. The complaint alleges that Registrant failed to properly pay plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by Primedex Health Systems, Inc. in Registrant and the sale of four of Registrant's imaging centers and its ultrasound business to Diagnostic Health Services, Inc. (see "Item 1") that Registrant has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of Registrant's
Common Stock exercisable at $.01 per share which plaintiff received in connection with Registrant's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 in the new entity, at the election of the Registrant. Registrant denies each and every allegation and intends to vigorously defend against the legal action.

The Registrant is currently party to other litigation, none of which is deemed by management to be material in nature.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

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

                                    BID                           ASK
                           High             Low            High          Low

Calendar Year  1996
   1st Quarter             1-7/8           1-1/2           2-1/8        1-3/4
   2nd Quarter             1-7/8             1             2-1/8        1-1/4
   3rd Quarter             1-3/8          1/2             1-5/8         3/4
   4th Quarter              7/8             3/8            1-1/8         5/8

Calendar Year  1997
   1st Quarter             1-21/32         1-21/32         1-23/32      1-23/32
   2nd Quarter             1-1/8           1-1/8           1-1/4        1-1/4
   3rd Quarter             1-1/4           1-1/4           1-3/8        1-3/8
   4th Quarter             1-1/16          1-1/16          1-3/32       1-3/32

On February 27, 1998, the last reported bid and ask price of the Common Stock by the National Quotation Bureau, Inc., was no bid and $1-1/16. As of February 27, 1998, there were 65 holders of record of the Common Stock. However, a substantial number of Registrant's outstanding shares of Common Stock were owned of record on said date by "Cede & Co.", the nominee for Depository Trust Company, the clearing agency for most broker/dealers. Management believes that these shares are beneficially owned by customers of these broker/dealers and that the number of beneficial owners of Registrant's Common Stock is substantially greater than 65.

Item 6.  Management's Discussion And Analysis or Plan of Operation

Background:

Diagnostic Imaging Services, Inc. ["DIS" or the "Registrant"] was incorporated in California on June 27, 1986. In 1992, the Registrant's consolidated operations consisted of non-invasive diagnostic imaging services, primarily with the use of ultrasound technology ["Ultrasound Division"]. During 1992 and 1993, DIS established one mobile MRI business and was the general partner of four limited partnerships that provided diagnostic imaging services: San Gabriel Valley Magnetic Resonance Imaging Center ["SGV"], Tarzana Regional Medical Center Magnetic Resonance Imaging Center ["Tarzana"], Inland Community Magnetic Resonance Imaging Center ["Inland" or "Chino"] and Temecula Valley Imaging Center ["TVIC"]. DIS also provided management services for these entities.

In June 1993, DIS became the general partner and 70% owner of Mission Bay Mobile MRI Facility, L.P. ["MBM"]. In March 1996, MBM's assets and liabilities were assumed by an unaffiliated third party; the transfer resulted in a gain of approximately $296,000. In December 1993, Norman Hames [see "Item 9"] assigned his shares in a privately held company, Diagnostic Imaging Services, Inc. ["Diagnostic"] to a newly established corporation, DIS Imaging, Inc., of which he was the sole shareholder. In January 1994, DIS Imaging, Inc. purchased the shares held by the then majority shareholder of Diagnostic and all of his interests in certain partnerships which Diagnostic managed.

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Chino. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ["MDI"] and Parkside Radiology ["Parkside"]. In April 1994, DIS opened Valley Regional Oncology Center Ltd., L.P. ["VROC"], a cancer care therapy center located in Temecula, California. DIS was the general partner and 75% owner of VROC until the remaining 25% interest was purchased by DIS for $260,000 during the year ended December 31, 1997. On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets [see "Item 1"]. Registrant's name was then changed to Diagnostic Imaging Services, Inc.. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ("North County" collectively). The nuclear medicine business at North County Mediscan was subsequently sold for $230,000 in June 1996.

In January 1995, DIS assumed ownership of West Los Angeles MRI ["WLA"]. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ["SMIC"] and became its general partner. The remaining interest in SMIC was purchased for $300,000 in March 1997. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murrieta, California ["Murrieta"]. Murrieta ceased its operations in late 1996.

On March 25, 1996, DIS issued 2,747,493 shares of its common stock [with a five-year warrant to purchase an additional 1,521,739 shares of common stock at $1.60 per share] to Primedex Health Systems, Inc. ["PHS"] for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. DIS also entered into two five-year management service agreements with PHS. The first agreement relates to DIS's overall corporate operations and provides that PHS will provide for all office maintenance for the DIS facilities, administer its personnel program, bookkeeping and payroll services as well as certain of its accounting services. In addition, PHS provides advice to DIS with regard to its accreditation program and negotiates on behalf of DIS for equipment, supplies, service and insurance. DIS agreed to pay $45,000 per month for these services. Additionally, DIS entered into a second agreement which will be phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, billing and collection services. All costs of equipment and training are the responsibility of PHS. DIS will pay PHS an amount equal to 10% of its collections from each covered center for such services.

As of December 31, 1997, through various transactions with related and unrelated parties, PHS acquired an additional 5,327,477 shares of DIS common stock bringing its total ownership to 8,074,970 shares, or approximately 71%. In subsequent purchases through February 27, 1998, PHS acquired an additional 453,000 common shares in transactions with unrelated parties increasing its ownership of DIS to approximately 74%, or 8,527,970 shares [excluding warrant shares].

In May 1996, Integrated Cardiovascular Systems, Inc. ["ICVS"] was sold to an unaffiliated third party for $798,000 resulting in a gain of approximately $313,000. In addition, the Registrant also consolidated SMIC's non-MRI business with Parkside during the month. In August 1996, DIS acquired the assets and liabilities of HealthCare Imaging Center ["HCI"] in Riverside, California for $200,000 resulting in goodwill of $10,000. In September 1996, DIS opened the Camarillo Imaging Center ["Camarillo"], a start-up operation utilizing equipment transferred from other sites. In October 1996, DIS assumed the assets and liabilities of Corona Imaging Center ["Corona"] resulting in goodwill of $0.

Effective March 1, 1997, DIS sold the assets and related liabilities of four of its hospital-based MRI facilities [Tarzana, SGV, Chino and SMIC] and its Ultrasound Division to Diagnostic Health Services, Inc. ["DHS"] for $14,972,720 in cash including $1,000,000 for a ten-year covenant not-to-compete [classified as "Deferred Revenue" on the financial statements]. In addition, a discounted receivable of approximately $1,190,000 was recorded on the Registrant's books for three post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. There was also an option to receive these post-closing payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"]. Effective April 7, 1998, the Company accepted 200,000 shares of DHS common stock in cancellation of the DHS obligation to make post closing payments. The shares are restricted, however, the market value of the publicly trading DHS common shares at April 7,

1998 was approximately $2,300,000. In addition, DHS assumed the operating lease of the Registrant's WLA center. Effective January 1, 1998, the assets [net book value $905,151] and related capital lease obligations [principal due $902,781] of WLA were assumed PHS' Radnet Management, Inc. subsidiary. Effective January 1, 1997, the Registrant opened its Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Registrant and Scripps were equal partners with the Registrant serving as managing partner. In February 1998, Registrant sold its interest in SCV to DHS in exchange for 127,250 shares of DHS common stock. While the shares received are restricted, the current market value of the shares received if equated to the market value of DHS shares is approximately $1,400,000 as of February 27, 1998.

As a result of a continuing deteriorating business climate and other business reasons at the Registrant's Santa Monica ["Parkside"] facility, in August 1997, the Registrant closed substantially all of its operations at that center [the Registrant continues to operate its Parkside Radiology Women's Center ["Parkside Womens"] which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services]. Due to this decision, Registrant recognized a loss in December 1996 of approximately $3.4 million. In August 1997, Registrant recognized a gain of $400,000 for the sale of certain assets of Parkside. The buyer also assumed Parkside's building leases.

Forward Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Registrant will have adequate financial resources to fund the development and operation of its business, and that there will be no material adverse change in the Registrant's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Registrant, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Registrant's control. Accordingly, although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Registrant's business and operations which could cause the Registrant's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Registrant to alter its capital investment and other expenditures, which may also adversely affect the Registrant's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the Registrant's objectives or plans will be achieved.

Discussion of Operations for the Year Ended December 31, 1997 vs.
December 31, 1996

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc.

Results of Operations

For the year ended December 31, 1997 and 1996, DIS had operating losses of $1,752,558 and $5,170,982, respectively.

DIS generated net revenue of $13,265,744 and $22,555,570 for the years ended December 31, 1997 and 1996, respectively. The decrease in net revenue was primarily due to the sale of the Ultrasound Division and four hospital-based MRI facilities to DHS and the closure of Parkside and West L.A. during 1997. During the years ended December 31, 1997 and 1996, the Ultrasound Division generated net revenues of $536,057 and $3,767,464, respectively, the four MRI sites generated net revenues of $699,550 and $6,165,752, respectively, Parkside generated net revenues of $1,121,911 and $3,034,404, respectively, and West L.A. generated net revenues of $237,148 and $472,257, respectively.

The new sites added in late 1996 generated net revenue for the years ended December 31, 1997 and 1996 as follows: Camarillo generated net revenue of $241,055 and $49,381, respectively, HCI generated net revenue of $538,963 and $271,892, respectively, and Corona generated net revenue of $550,460 and

$231,660, respectively. In its start-up year, SCV generated net revenue of $1,192,283 for the year ended December 31, 1997. Sites sold in early 1996 generated net revenue of approximately $410,000 in that year only. Both VROC and MDI showed 1997 net revenue improvements of approximately 17.1% and 19.8%, respectively. North County's 1997 net revenue decreased approximately 24% from 1996 primarily due to the sale of that center's nuclear medicine business earlier that year.

For the years ended December 31, 1997 and 1996, operating expenses totaled $15,018,302 and $27,726,552, respectively. During the year ended December 31, 1996, Registrant recognized an impairment loss for Parkside of $3,424,548. The remaining decrease in operating expenses is primarily attributable to the sale of the Ultrasound Division and MRI sites to DHS and reductions in expenditures at Corporate. During the years ended December 31, 1997 and 1996, expenditures for salaries and reading fees were $5,497,567 and $10,026,287, respectively, building and equipment rental was $1,632,709 and $2,088,408, respectively, depreciation and amortization was $2,441,358 and $3,917,271, respectively, and other expenses were $5,446,668 and $8,270,038, respectively. Building rental expense in 1997 included settlement costs for one building lessor of $245,000.

For the years ended December 31, 1997 and 1996, interest expense was approximately $2,190,000 and $3,550,000, respectively. Interest expense of DIS was primarily attributable to equipment financing, acquisition notes payable and lines of credit charges. The primary reasons for the 1997 decrease in interest expense was the transfer of related debt with the sale of the Ultrasound Division and MRI sites to DHS, the elimination of the line of credit and the pay off of PHS for prior 1996 loans. For the years ended December 31, 1997 and 1996, interest income was approximately $474,000 and $-0-, respectively. Interest income for 1997 consisted primarily of approximately $131,000 was received from DHS for the sale of the MRI facilities accrued for the period from the effective sale date of March 1, 1997 and the receipt of the proceeds on April 17, 1997, approximately $110,000 was earned on the discounted note receivable due from DHS in three annual installments and approximately $232,000 was earned on loans made to PHS during the year.

For the years ended December 31, 1997 and 1996 the gain on sale of subsidiaries and divisions was $8,658,259 and $514,631, respectively. 1997's gain consisted of the gain from the sale to DHS of $8,258,259 and the gain from the sale of the remaining assets at Parkside for $400,000. 1996's gain consisted primarily of net gains from the sales of ICVS, MBM and the nuclear medicine business at North County.

For the year ended December 31, 1997, DIS had net income after interest and taxes of $5,104,287. For the year ended December 31, 1996, DIS had net losses after interest and taxes of $8,142,910.

Liquidity and Capital Resources

Cash decreased for the years ended December 31, 1997 and 1996 by $6,518 and $5,335, respectively.

Cash generated from investing activities for the years ended December 31, 1997 and 1996 was $12,094,238 and $158,568, respectively. During the years ended December 31, 1997 and 1996, DIS received proceeds from the sales of divisions, centers and equipment of $15,227,720 and $1,028,000, respectively. During 1997, DIS received $6,519,475 from the sale of the Ultrasound Division, $7,453,245 from the sale of the four hospital-based MRI facilities, $1,000,000 for a ten-year covenant not-to-compete and $255,000 for the sale of assets at Parkside. During 1996, DIS received proceeds of $1,028,000 primarily from the sale of ICVS and the nuclear medicine business at North County. During the years ended December 31, 1997 and 1996, DIS made capital expenditures of approximately $500,000 and $225,000, respectively, payments for deposits and other assets of approximately $160,000 and $440,000, respectively, and acquisitions of operating entities for approximately $490,000 and $200,000, respectively. During 1997, DIS acquired the assets of Las Posas Medical Imaging for $35,000, acquired additional units in TVIC for $196,875 and acquired the remaining 25% interest in VROC for $260,000. During 1996, DIS acquired HCI for $200,000. In addition, during the year ended December 31, 1997, DIS loaned PHS approximately $5.5 million in short-term loans, at 10% interest, of which approximately $3,525,000 was repaid by year end.

Cash utilized for financing activities for the years ended December 31, 1997 and 1996 was $10,193,566 and $1,114,342, respectively. The primary reason for the 1997 increase was the overall reduction in DIS borrowings on notes payable and from related parties. For the years ended December 31, 1997 and 1996,

DIS's borrowings on notes payable were $10,000 and $2,196,775, respectively, and DIS received loans from related parties of $-0- and $1,982,103, respectively. In addition, during 1996, DIS received $3,000,000 in proceeds from the issuance of common stock. For the years ended December 31, 1997 and 1996, DIS made principal payments on notes payable and capital leases of approximately $7,860,000 and $9,170,000, respectively, and made payments to related parties of approximately $2,070,000 and $50,000, respectively. Included in 1997 payments to related parties was approximately $89,000 due to an officer of DIS at December 31, 1996 and approximately $1,980,000 for repayment of PHS's prior 1996 loans. During the year ended December 31, 1997, DIS received proceeds from a joint venture partner of $250,000 and decreased its cash overdraft by approximately $520,000. During the year ended December 31, 1996, DIS increased its cash overdraft approximately $990,000 and made payments to joint venture partners of approximately $65,000.

At December 31, 1997, DIS had a working capital deficit of $2,997,074 compared to a working capital deficit of $14,270,257 at December 31, 1996, a deficit decrease of $11,273,183. The improvement was primarily due to the sales of the Company's ultrasound division and four of its MRI sites to DHS and the use of the proceeds to reduce short-term debt and eliminate lines of credit.

Effective January 1, 1998, assets with a net book value of $905,151 and related capital lease obligations due of $902,781 of WLA were assumed by PHS' Radnet Management, Inc..

DIS's future payments for debt and equipment under capital leases for the next five years, will be approximately $7,040,000, $4,630,000, $4,430,000, $3,480,000 and $240,000, respectively. Interest expense for the Registrant for the next five years, included in the above payments, will be approximately $1,780,000, $1,040,000, $630,000, $215,000 and $25,000, respectively. In addition, DIS has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $555,000 in annual payments over the next five years.

In 1996, DIS renegotiated some notes payable and obligations under capital leases in order to consolidate debt, reduce interest rates, obtain approximately $2.2 million in working capital loans, and pay off its second line of credit with DVI Business Credit.

DIS's working capital needs are currently provided under one line of credit. The remaining DVI line of credit was paid in full and terminated at DIS's request in September 1997. Under the agreement with PHS, DIS may borrow up to $1,000,000 with interest payable at 4% greater than the prime rate. The revolving line is due March 2001. At December 31, 1997, $-0- is due under this line.

In February of 1998, DIS sold its interest in Scripps Chula Vista MRI, L.P.["SCV"] to DHS in exchange for 127,250 shares of Diagnostic Health Services, Inc. ["DHS"] stock. While the shares are restricted, the current market value of the shares received if equated to the market value of DHS shares is approximately $1,400,000 as of February 27, 1998.

New Authoritative Pronouncements

     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

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

In February 1998, the FASB issued SFAS No. 132, "Employees Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Inflation

To date, inflation has not had a material effect on the Registrant's operations.

Item 7.  Financial Statements

The Financial Statements are attached hereto and begin at page F-1.


Index to Consolidated Financial Statements and Supplementary Data     Page No.

Reports of Independent Accountants..................................  F-1

Consolidated Balance Sheet at December 31, 1997.....................  F-2 - F-3

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996..........................................  F-4

Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1997 and 1996....................................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996..........................................  F-6 - F-7

Notes to Consolidated Financial Statements..........................  F-8 - F-21


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Diagnostic Imaging Services, Inc.
  Dover, Delaware


            We have audited the accompanying consolidated balance sheets of Diagnostic Imaging Services, Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We  conducted  our  audits in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diagnostic Imaging Services, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

Cranford, New Jersey April 3, 1998, Except as to Note 15[C] for which the date is April 7, 1998



DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                                  $     6,140
  Accounts Receivable - Net                                               3,242,282
  Other Receivables - Current                                               384,337
  Due from Related Party - PHS                                            1,978,829
  Other Current Assets                                                      218,430
                                                                        -----------

  Total Current Assets                                                    5,830,018
                                                                        -----------
Property and Equipment - Net                                             10,471,920
                                                                        -----------

Other Assets:
  Accounts Receivable - Net                                                 332,520
  Goodwill - Net                                                          1,996,674
  Other Intangible Assets - Net                                             755,285
  Other Receivables                                                         917,605
  Other Assets                                                               71,477
                                                                        -----------

  Total Other Assets                                                      4,073,561
                                                                        -----------
  Total Assets                                                          $20,375,499
                                                                        ===========



See Notes to Consolidated Financial Statements.




DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
------------------------------------------------------------------------------


Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                        $   468,227
  Accounts Payable                                                          579,540
  Accrued Expenses                                                        2,180,851
  Accrued Professional Fees                                                 238,946
  Notes and Capital Leases Payable                                        5,259,528
  Deferred Revenue                                                          100,000
                                                                        -----------

  Total Current Liabilities                                               8,827,092
                                                                        -----------
Long-Term Liabilities:
  Notes and Capital Leases Payable                                       11,053,151
  Deferred Revenue                                                          816,667
  Accrued Professional Fees                                                  19,444
                                                                        -----------

  Total Long-Term Liabilities                                            11,889,262
                                                                        -----------
  Total Liabilities                                                      20,716,354
                                                                        -----------
Minority Interest                                                           397,764

Commitments and Contingencies                                                    --
                                                                        -----------
Shareholders' Deficit:
  Preferred Stock - Series F, $.01 Par Value, 5,000,000 Shares
   Authorized, 2,482,000 Shares Issued and Outstanding, Stated
   Liquidation Preference of $2,482,000                                      24,820

  Preferred Stock - Series G, $.01 Par Value, 5,000,000 Shares
   Authorized, 2,000,000 Shares Issued and Outstanding, Stated
   Liquidation Preference of $2,000,000                                      20,000

  Common Stock, $.01 Par Value, 20,000,000 Shares Authorized,
   11,463,956 Shares Issued, and 11,310,110 Shares Outstanding              114,639

  Additional Paid-in Capital - Common Stock                               4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F                   102,309

  Additional Paid-in Capital - Preferred Stock - Series G                    82,441

  Stock Purchase Warrants                                                 1,175,317

  Subscriptions Receivable                                                  (10,994)

  Accumulated Deficit                                                    (6,496,672)

  Treasury Stock - 153,846 Shares of Common Stock, At Cost                   (1,538)
                                                                        -----------

  Total Shareholders' Deficit                                              (738,619)
                                                                        -----------
  Total Liabilities and Shareholders' Deficit                           $20,375,499
                                                                        ===========
See Notes to Consolidated Financial Statements.



DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 7     1 9 9 6
                                                               -------     -------

Revenue:
  Net Patient Service Revenue                               $13,265,744 $22,555,570
                                                            ----------- -----------

Operating Expenses:
  Cost of Services                                           10,344,189  17,034,067
  General and Administrative                                  2,232,755   3,350,666
  Depreciation and Amortization                               2,441,358   3,917,271
  Impairment Loss of Long-Lived Assets                               --   3,424,548
                                                            ----------- -----------

  Total Operating Expenses                                   15,018,302  27,726,552
                                                            ----------- -----------

  Operating Loss                                             (1,752,558) (5,170,982)
                                                            ----------- -----------

Other [Expenses] and Revenue:
  Interest Expense                                           (2,189,997) (3,550,767)
  Interest Income                                               242,123          --
  Interest Income - Related Party                               231,765          --
  Gain on Sale of Subsidiaries and Divisions                  8,658,259     514,631
  Other Income                                                   62,459          --
                                                            ----------- -----------

  Total Other Income [Expenses]                               7,004,609  (3,036,136)
                                                            ----------- -----------

  Income [Loss] Before Income Taxes and Minority Interest
     in [Income] Loss of Subsidiaries                         5,252,051  (8,207,118)

Minority Interest in [Income] Loss of Subsidiaries             (147,764)     64,208
                                                            ----------- -----------

  Net Income [Loss]                                         $ 5,104,287 $(8,142,910)
                                                            =========== =============

Basic EPS Computation:
  Net Income                                                $ 5,104,287 $(8,142,910)
  Preferred Stock Dividends                                     224,100     224,100
                                                            ----------- -----------

  Net Income [Loss] Available to Common Shareholders        $ 4,880,187 $(8,367,010)
                                                            =========== ===========

Basic EPS:
  Net Income [Loss]                                         $       .43 $      (.79)
                                                            =========== ===========

Diluted EPS Computation:
  Net Income [Loss] Available to Common Shareholders        $ 4,880,187 $(8,367,010)
  Income Impact of Assumed Conversions of Preferred
   Stock Dividends                                              224,100          --
                                                            ----------- -----------
  Income Available to Common Shareholders and
   Assumed Conversions                                      $ 5,104,287 $(8,367,010)
                                                            =========== ===========

Diluted EPS:
  Net Income [Loss]                                         $       .37 $      (.79)
                                                            =========== ===========


See Notes to Consolidated Financial Statements

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------





                                                                                                                            Paid-in
                                                                                                               Paid-in    Capital -
                                                        Preferred Stock                                        Capital -   Series F
                          Common Stock          Series F              Series G          Treasury Stock          Common     Preferred
                      Shares    Amount     Shares     Amount     Shares     Amount     Shares      Amount        Stock       Stock
                    ----------  -------   ---------   -------   ---------   ------    --------    -------    ---------    ---------
Balance -
 December 31, 1995   8,716,463  $87,164   2,482,000   $24,820   2,000,000   $20,000   (153,846)   $(1,538)   $1,459,241   $226,409

Issuance of Shares
 and Warrants
 [See Note 1 - [A]]  2,747,493   27,475          --        --          --        --         --         --     2,791,818         --

Amortization of
 Deferred
 Compensation               --       --          --        --          --        --         --         --            --         --

Elimination of
 Deferred
 Compensation on
 Discontinuance of
   Center                   --       --          --         --          --       --         --         --            --         --

Net Loss for the
 Year Ended
 December 31, 1997          --       --          --         --          --       --         --         --            --         --
                    ---------- --------   ---------      -------  ---------  ------   --------     ------    ----------   --------

Balance -
 December 31, 1997  11,463,956 $114,639   2,482,000      $24,820  2,000,000 $20,000   (153,846)   $(1,538)   $4,251,059   $226,409

Dividends on
 Preferred Stock            --       --          --           --         --      --         --         --            --   (124,100)

Net Income for the
 Year Ended
 December 31, 1997          --       --          --           --         --      --         --         --            --         --
                    ----------  -------   ---------      -------  --------- -------   --------    -------     ---------   --------

Balance -
 December 31, 1997  11,463,956 $114,639   2,482,000      $24,820  2,000,000 $20,000   (153,846)   $(1,538)    $4,251,059  $102,309
                    ========== ========   =========      =======  ========= =======   ========    =======     ==========  ========

See Notes to Consolidated Financial Statements.


DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------





                                          Paid-in
                                          Capital -
                                          Series G
                                          Preferred  Purchase    Deferred   Subscriptions Accumulated
                                            Stock    Warrants  Compensation  Receivable     Deficit       Total
                                          --------   --------   -----------  ----------  ------------   ----------
Balance -
 December 31, 1995                        $182,441   $994,610   $(816,785)   $(10,994)   $(3,458,049)   $(1,292,681)

Issuance of Shares and Warrants
 [See Note 1 - [A]]                             --    180,707          --          --             --      3,000,000

Amortization of  Deferred
 Compensation                                   --         --       34,512         --             --         34,512

Elimination of Deferred Compensation on
 Discontinuance of Center                       --         --      782,273         --             --        782,273

Net Loss for the Year Ended
 December 31, 1996                              --         --           --         --     (8,142,910)    (8,142,910)
                                           -------    -------   ----------   --------    -----------     ----------

Balance - December 31, 1996                182,441  1,175,317           --    (10,994)   (11,600,959)    (5,618,806)

Dividends on  Preferred Stock             (100,000)        --           --         --             --       (224,100)

Net Income for the Year Ended
 December 31, 1997                              --         --           --         --      5,104,287      5,104,287
                                          --------  ---------   ----------   --------     ----------      ---------

Balance - December 31, 1997                $82,441 $1,175,317           --   $(10,994)   $(6,496,672)      (738,619)
                                          ======== ==========   ==========   =========   ===========      =========


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 7     1 9 9 6
                                                               -------     -------
Operating Activities:
  Net Income [Loss]                                         $ 5,104,287 $(8,142,910)
  Adjustments to Reconcile Net Income [Loss] to Net Cash
   Provided by [Used In] Operating Activities:
   Depreciation and Amortization                              2,441,358   3,917,271
   Allowance for Contractual Adjustments                      1,479,288     445,873
   [Gain] on Sale of Centers and Equipment                   (8,752,252)   (633,210)
   Loss on Assets Held for Divestiture                               --     118,579
   Write Down of Long-Lived Assets                                   --   3,424,548
   Imputed Interest Income                                     (109,312)         --
   Deferred Revenue - Covenant not-to-Compete                   (83,333)         --
   Gain on Early Extinguishment of Debt                         (22,756)         --
   Amortization of Deferred Compensation                             --      34,512
   Minority Interest in Consolidated Subsidiaries               147,764     (64,208)
   Write-off Employment Contract                                     --     121,923
   Write-off Other Assets                                       184,532      18,667
                                                            ----------- -----------
  Net Income [Loss] Adjusted for Noncash Items                  389,576    (758,955)

  Changes in Operating Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                        691,616   1,142,630
     Other Current Assets                                        58,800      60,271

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                   (3,047,182)    506,493
                                                            ----------- -----------

  Net Cash - Operating Activities - Forward                  (1,907,190)    950,439
                                                            ----------- -----------

Investing Activities:
  Purchase of Property and Equipment                           (500,468)   (226,428)
  Acquisitions of Imaging Centers                              (491,875)   (200,000)
  Proceeds from Sale of Divisions and Equipment              15,227,720   1,028,000
  Loans to Related Parties                                   (5,500,000)         --
  Receipt on Loans to Related Parties                         3,521,171          --
  Payments for Deposits and Other Assets                       (162,310)   (443,004)
                                                            ----------- -----------

  Net Cash - Investing Activities - Forward                  12,094,238     158,568
                                                            ----------- -----------

Financing Activities:
  Cash Overdraft                                               (522,409)    990,636
  Proceeds from Borrowings on Notes Payable                      10,000   2,196,775
  Principal Payments on Notes and Leases                     (7,860,487) (9,169,798)
  Proceeds from Issuance of Common Stock                             --   3,000,000
  Loans from Related Parties                                         --   1,982,103
  Payments to Related Parties                                (2,070,670)    (48,433)
  Proceeds from Joint Venture Partners                          250,000          --
  Payments to Joint Venture Partners                                 --     (65,625)
                                                            ----------- ------------

  Net Cash - Financing Activities - Forward                $(10,193,566 $(1,114,342)

See Notes to Consolidated Financial Statements.

                                        F-6

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                   Years ended
                                                                  December 31,
                                                               1 9 9 7     1 9 9 6
                                                               -------     -------

  Net Cash - Operating Activities - Forwarded               $(1,907,190)$   950,439

  Net Cash - Investing Activities - Forwarded                12,094,238     158,568

  Net Cash - Financing Activities - Forwarded               (10,193,566) (1,114,342)
                                                            ----------- -----------

  Net [Decrease] in Cash                                         (6,518)     (5,335)

Cash - Beginning of Years                                        12,658      17,993
                                                            ----------- -----------

  Cash - End of Years                                       $     6,140 $    12,658
                                                            =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                  $2,380,594 $ 3,952,766
   Income Taxes                                             $        -- $        --

Supplemental Schedule of Noncash Investing and Financing Activities:
  DIS entered into capital leases or financed equipment with notes payable for $640,934 and $1,316,110 during 1997 and 1996, respectively.

  During 1997, DIS acquired the assets of Las Posas Medical Imaging for $35,000. During 1996, DIS acquired medical equipment of approximately $804,000 as part of the Corona Imaging and Healthcare Imaging Centers acquisitions along with the assumption of notes payable of $567,518, and accounts payable and accrued expenses of $44,575 thereon.

  DIS converted accrued maintenance costs with outside vendors into various notes payable totaling approximately $560,000 and $1,100,000 during 1997 and 1996, respectively.

  During 1997, distributed dividends on preferred stock in the amount of $224,100 through the issuance of a note payable.



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Organization, Business and Basis of Presentation - Diagnostic Imaging Services, Inc. and its subsidiaries [the "Company" or "DIS"] provides management systems and services, non-physician health care personnel, facilities and equipment through a network of facilities owned or leased by the Company [the "Network"]. As of December 31, 1997, the Network, operating in Southern California, was composed of eight imaging centers and one cancer care center [See Notes 15 and 16]. The Company primarily contracts with health maintenance organizations, hospitals and other health care providers to perform the services described above. The Company does not engage in the practice of medicine and neither employs any physicians nor exerts any control over decisions regarding medical care.

In March of 1996, Primedex Health Systems, Inc. ["PHS"] [a publicly-held company] acquired 2,747,493 of previously unissued common shares of the Company, for $3,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of the Company's common stock at $1.60 per share [See Note 12[B]]. As of December 31, 1997, through various transactions with related and unrelated parties since March 1996, PHS acquired an additional 5,327,477 shares of DIS common stock for approximately $6 million increasing its total ownership to 8,074,970 shares, or approximately 71%. Subsequent to December 31, 1997, through February 27, 1998, PHS acquired an additional 453,000 shares of common stock for approximately $510,000 from various unrelated parties, increasing its ownership to 8,527,970 shares, or approximately 74%.

[B] Consolidation - The accompanying consolidated financial statements include the accounts of DIS and Scripps Chula Vista Imaging Center, L.P. ["SCV"], a joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

[C] Property and Equipment and Depreciation and Amortization - Property and equipment are recorded at cost, less accumulated depreciation and amortization and includes equipment held under capital lease agreements. Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets ranging from three to sixteen years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life, using the straight-line method. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

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

Accounts receivable as of December 31, 1997 are shown net of allowances of $4,006,612 of which $3,633,926 has been deducted from current receivables and $372,686 has been deducted from noncurrent receivables. The Company records its allowances based on historical collection percentages. While management feels that these percentages are reliable, they are subject to change in the near term.

[E] Intangibles - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty-years which is the period during which the Company expects to receive benefits. Organization costs, loan fees and covenants-notto compete are recorded at cost and are amortized over their estimated useful lives ranging from two to twenty years.

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

[H] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 1997, the Company had $51,597 with financial institutions subject to credit risk beyond the insured amount. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[I] Impairment - Certain long-term assets [including goodwill] of the Company are reviewed at least annually as to whether there are indications their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. [See Note 5]. As of December 31, 1997, management expects these assets to be fully recoverable.

[J] Stock Options - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[K] Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[K] Earnings Per Share [Continued] - SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

[L] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash and cash equivalents approximates their fair value. The Company has no cash equivalents at December 31, 1997.

[M] Reclassifications - Certain amounts in the prior-year consolidated financial statements have been reclassified to conform to the current-year presentation.

[2] Business Combinations, Acquisitions and Divestitures

On March 1, 1996, the assets and related liabilities of Mission Bay Mobile [a prior joint venture of the Company] were assumed by Mobile Technology, Inc., an unrelated party. The transfer resulted in a net gain of approximately $296,000. On April 1, 1996, substantially all of the assets and liabilities of the nuclear medicine business at North County were sold to Tri-City Hospital District for $230,000. The sale resulted in a net loss of $147,093.

During 1996, DIS rented its PPS mobile MRI unit to a hospital with the expectation of eventually selling the unit to the hospital. On April 30, 1996, the hospital terminated its rental agreement and DIS reclaimed the unit and set-up an additional loss reserve of approximately $119,000 with the intention of selling the unit by year-end. In January 1997, the PPS mobile unit and related liabilities were transferred to RadNet Management, Inc., a 100%-owned subsidiary of PHS. DIS recognized a gain of approximately $94,000 on the transaction.

Substantially all of the remaining assets of Integrated Cardiovascular Systems, Inc. [a division of the Company] were sold on May 29, 1996 to Baxter Healthcare Corporation for approximately $798,000.
The sale resulted in a gain of approximately $313,000.

On July 31, 1996, effective August 1, 1996, DIS acquired substantially all of the business and assets of Healthcare Imaging Center, L.P. for $200,000 plus assumed liabilities resulting in goodwill of $10,000.

In September 1996, DIS opened the Camarillo Imaging Center ["Camarillo"], a start-up operation primarily utilizing equipment transferred from other sites. The facility functions as a satellite office to the Company's MDI center and provides mammography, ultrasound and general diagnostic radiology services.

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

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company tentatively determined to close substantially all of its operations at that center on or about August 29, 1997 [the Company continues to operate its Parkside Radiology Women's Center ["Parkside Womens"] which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services]. Due to this decision, the Company recognized an impairment loss in December 1996 of approximately $3,425,000. In August 1997, the Company recognized a gain of $400,000 for the sale of certain assets of Parkside. The buyer also assumed Parkside's building leases.

Effective January 1, 1997, the Company opened its Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Company and Scripps are equal partners with the Company serving as managing partner [See Note 15]. In February 1998, effective January 1, 1998, the Company sold its interest in SCV to DHS in exchange for 127,250 shares of DHS common stock.

Effective March 1, 1997, DIS sold the assets and related liabilities of four of its hospital-based MRI facilities [Tarzana, SGV, Chino and SMIC] and its Ultrasound Division to Diagnostic Health Services, Inc. ["DHS"] for $14,972,720 in cash, including $1,000,000 for a ten-year covenant not-to-compete [classified as "Deferred Revenue" on the financial statements], and a non-interest bearing note receivable valued at approximately $1,190,000 which represents the discounted value at 11.75% of three $500,000 payments to be made by DHS to DIS on the first, second and third anniversaries of the closing date. There was an option to receive these payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"] [See Note 15[C]]. In addition, DHS assumed the operating lease of the Registrant's WLA center. The company recognized a gain on the sale of $8,258,259.

During 1997, DIS acquired the assets of Las Posas Medical Imaging for $35,000 and moved its Camarillo facility to its location. There was no goodwill recorded in this transaction. The previous Camarillo space is now being used for storage.

Effective January 1, 1998, assets with a net book value of $905,151 and related capital lease obligations of $902,781 of the West LA MRI Center ["WLA"] were assumed by PHS' Radnet Management, Inc. There was no consideration and a loss of $2,370 was recorded in the transaction.

During 1997, DIS acquired the remaining 25% interest in Valley Regional Oncology Center for $260,000 cash, resulting in goodwill of $260,000. In 1997, the Company acquired the remaining units in TVIC for $196,875 in cash and a note payable for $157,500, resulting in goodwill of $354,375.

All acquisitions in 1996  and 1997 are immaterial to the financial statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[3] Fair Value of Financial Instruments

The estimated fair value of the Company's financial instruments are as follows:

                                        1 9 9 7
                                 Carrying       Fair
                                  Amount        Value

Notes Payable - Long-Term       $(9,421,107) $(9,354,228)

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, due to/from related parties, and debt maturing within one year, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the notes payable long-term is based on current rates at which the Company could borrow funds with similar remaining maturities.

[4] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of December 31, 1997 are as follows:

Medical Equipment                                       $8,870,787
Office Equipment and Furniture and Fixtures                638,982
Leasehold Improvements                                   2,085,367
Property Held Under Capital Lease                        4,136,295
                                                        ----------

Total                                                   15,731,431
Less:  Accumulated Depreciation and Amortization        (5,259,511)

  Net Property and Equipment                            $10,471,920

Property and equipment depreciation expense was approximately $1,990,000 and $2,945,000 for 1997 and 1996, respectively.

For property held under capital leases, depreciation expense for the years ended December 31, 1997 and 1996 was approximately $510,000 and $1,090,000, respectively and accumulated depreciation at December 31, 1997 was approximately $1,695,000.

Certain assets were written down during 1996 [See Note 5]. Certain assets were sold during 1997 [See Note 2].

[5] Goodwill and Intangible Assets and Amortization

A breakdown of goodwill and intangible assets is as follows:
                                                         Goodwill      Other

Cost                                                    $2,359,905  $1,523,091
Less:  Accumulated Amortization                            363,231     767,806
                                                        ----------  ----------

  Net Intangible Assets                                 $1,996,674  $  755,285
  ---------------------                                 ==========  ==========

Amortization expense relating to intangible assets was approximately $450,000 and $970,000 for 1997 and 1996, respectively.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[5] Goodwill and Intangible Assets and Amortization [Continued]

Pursuant to SFAS No. 121, the Company, in 1996, recorded an impairment loss of $3,424,548 from writing down goodwill, property and equipment, deferred compensation, covenants not-to-compete and loan fees. Facts and circumstances leading to the impairment loss consisted principally of the decision to close the Parkside facility on or about August 29, 1997. The impairment loss recorded is the carrying values of the assets and deferred compensation less the estimated depreciation and amortization for 1997 up to the expected date the center was closed.

Effective March 1, 1997, DIS wrote-off goodwill and accumulated amortization of $4,820,805 and $691,158, respectively and intangible assets and accumulated amortization of $1,291,343 and $787,157, respectively related to the sale of four of its MRI facilities and its Ultrasound Division to DHS. These amounts are included in the gain on sale of subsidiaries and divisions.

[6] Related Party Transactions

During 1997, DIS repaid Norman Hames, President of DIS, $88,567, without interest, for prior loans made by him to the Company. Also, during the year 1997, DIS repaid PHS $1,982,103 for prior short-term working capital loans and its revolving line of credit. DIS loaned PHS $5,500,000, with interest at 10%, with the proceeds from the sale to DHS. PHS repaid DIS approximately $3,520,000 including approximately $232,000 of interest. At December 31, 1997, PHS owed DIS approximately $1,980,000.

DIS entered into an agreement with PHS, whereby PHS will provide management services to DIS for a monthly fee of $45,000. During 1997, DIS incurred $540,000 in management fees.

[7] Litigation

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

A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, the Company sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiff's remaining claims, as well as the Company's cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to the Company at a depressed price, are still in dispute. Discovery is ongoing and trial is scheduled for November 16, 1998. It is too soon to predict the outcome of this matter. The Company intends to vigorously defend against plaintiff's claims and to pursue its cross-claims in the action.

The Company is currently party to other litigation, none of which is deemed by management to be material in nature.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------




[8] Long-Term Debt and Capital Leases

Long-term debt at December 31, 1997 consisted of the following:

Notes payable to a financial  institution,  which is also the shareholder of the
  Series F and G Preferred Stock of the Company,  bearing interest from 9.75% to
  12.75%; monthly principal plus interest is due until maturity at various dates
  through 2003; collateralized primarily by medical equipment.                           $ 9,978,245

Notes  payable to a  financial  institution  bearing  interest  at fixed rate of
  11.25%;  monthly  principal  plus  interest  is due  until  maturity  in 1998;
  collateralized primarily by medical equipment.                                              36,464

Notes payable to former limited partners of acquired partnerships bearing interest at a fixed rate of 8%; varying payment terms until maturity at
  various dates through 1999.                                                              1,996,508

Various notes payable to financial institutions;  bearing interest at rates from
  10%   to   10.5%;   maturing   through   2001;   collateralized   by   medical
  equipment.                                                                               2,255,192

Obligations under capital leases, collateralized primarily by medical equipment, originally costing approximately  $4,100,000,  payable in monthly installments
  including interest at rates from 10% to 11.5% through 2004.                              2,046,270
                                                                                         -----------
  Total                                                                                   16,312,679
  Less:  Current Portion Debt and Capital Leases                                          (5,259,528)
                                                                                         -----------

  Non-Current                                                                            $11,053,151
                                                                                         ===========
The  Company  is  in  default  on  approximately   $1,830,000  under  four  note
agreements,  pertaining  to the  acquisition  of  centers,  for  non-payment  of principal  and interest.  These notes have been  classified as current [See Note
16].

The following shows the future maturities of long-term debt exclusive of capital leases:

 Years Ended
December 31,
   1998                                                                                 $ 4,845,302
   1999                                                                                   3,129,257
   2000                                                                                   3,279,412
   2001                                                                                   2,837,763
   2002                                                                                     136,020
   Thereafter                                                                                38,655
                                                                                        -----------

     Total                                                                              $14,266,409
                                                                                        ===========

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[8] Long-Term Debt and Capital Leases [Continued]

The Company leases property under capital leases. The following schedule shows the minimum lease payments under capital leases as of December 31, 1997:

 Years Ended
December 31,
   1998                                               $   619,611
   1999                                                   619,611
   2000                                                   619,611
   2001                                                   474,787
   2002                                                    98,593
   Thereafter                                             156,106
                                                      -----------

   Total                                                2,588,319
   Less:  Amount Representing Interest                   (542,049)

   Total                                                2,046,270
   Less:  Current Portion                                (414,226)

     Long-Term Portion                                $ 1,632,044
     -----------------                                ===========

[9] Commitments and Contingencies

[A] Leases - The Company and its subsidiaries have noncancellable operating leases for use of their facilities and certain medical equipment. The leases require payment of various expenses as additional rent and expire at various times through 2002. Certain leases provide for renewal options from two to five years, rent increases based on changes in the Consumer Price Index and are guaranteed by certain shareholders and officers of the Company. Rent expense under the leases was approximately $1,630,000 and $2,100,000 for the years ended December 31, 1997 and 1996, respectively.

The following summarizes future minimum rental payments required under the operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1997:

 Year Ended
December 31,                                   Total     Equipment  Facilities

   1998                                     $1,059,100  $   32,396  $1,026,704
   1999                                        780,924      16,070     764,854
   2000                                        736,185         949     735,236
   2001                                        191,729          --     191,729
   2002                                         15,775          --      15,775
                                            ----------  ----------  ----------

     Totals                                 $2,783,713  $   49,415  $2,734,298
     ------                                 ==========  ==========  ==========

[B] Salary and Consulting Contractor Agreements - The Company has certain arrangements for payment of professional services based upon the percentage of revenue collected from 15% to 20%.

The Company also has employment agreements with an officer and key employee at annual compensation rates ranging from $50,000 to $200,000 and for periods up to four years. Total commitments under the agreements are approximately $603,000 as of December 31, 1997.

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

The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 1997 are as follows:

Deferred Tax Assets:
  Net Operating Loss Carryforwards                      $7,336,000
  Tax Basis of Intangible Assets in Excess of Book Basis   707,000
                                                        ----------
  Total                                                  8,043,000

Deferred Tax Liability:
  Book Basis of Property and Equipment in Excess of
   Tax Basis                                             3,719,000
                                                        ----------
  Deferred Tax Asset                                     4,324,000

Valuation Allowance                                      4,324,000
                                                        ----------
  Net Deferred Tax Asset                                $       --
  ----------------------                                ==========

The valuation allowance of $4,324,000 represents a decrease of $4,905,000 over the preceding year. The decrease in the valuation allowance is primarily due to the disposal of a significant amount of property and equipment upon the sale of subsidiaries and divisions. Net operating loss carryforwards of $18,340,000 expire as follows:

Years ended
  2004                                                  $  955,000
  2005                                                     817,000
  2006                                                   4,053,000
  2007                                                   3,439,000
  2008                                                   1,226,000
  2010                                                   2,513,000
  2011                                                   5,337,000
                                                        ----------

  Total                                                $18,340,000
                                                       ===========
A portion of the available losses is limited according to Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the annual utilization of net operating losses to the value of the Company immediately prior to an ownership change [generally, more than a 50% ownership change at any time within a three-year period multiplied by the "long-term tax-exempt rate"]. Due to certain significant changes in ownership of DIS's stock, the annual utilization of federal NOL carryforwards may be limited, depending on the determination of the fair values of the Company immediately before the change in ownership.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[10] Income Taxes [Continued]

Components of income tax expense:

                                                           1 9 9 7      1 9 9 6
                                                           -------      -------

Tax Expense Before Application of Operating Loss Carryforwards:
  Federal                                                $   269,980 $        --
  State                                                       78,533          --

Tax Benefit of Operating Loss Carryforwards:
  Federal                                                   (269,980)         --
  State                                                      (78,533)         --
                                                         ----------- -----------

  Totals                                                 $        -- $        --
  ------                                                 =========== ===========

A reconciliation between statutory federal income tax and the effective rate of income tax expense for each of the two years during the period ended December 31, 1997 follows:

                                                           1 9 9 7      1 9 9 6
                                                           -------      -------

Statutory Federal Income Tax Rate                              (34)%       (34)%
Change in Valuation Allowance                                   --          34
Use of Net Operating Loss                                       34          --
                                                         ---------   ---------

  Totals                                                        --          --
  ------                                                 =========   =========

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

During 1997, DIS distributed $224,100 for dividends on preferred stock. At December 31, 1997 and 1996, cumulative preferred stock unpaid dividends totaled $336,150 [$.075 per share].

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

The following table summarizes the activity in common shares subject to incentive stock options and nonqualified options for 1997 and 1996:

                                                                Weighted Average
                                                         Common   Exercise Price
                                                         Shares      Per Share

Options Outstanding and Exercisable at January 1, 1996     715,917       $    1.78

Options Granted                                             10,000       $    1.00
Options Exercised                                               --       $      --
Options Canceled                                            10,000       $     .63
                                                         ---------

Options Outstanding and Exercisable at December 31, 1996   715,917       $    1.78

Options Granted                                                 --       $      --
Options Exercised                                               --       $      --
Options Canceled                                             9,995       $    2.25
                                                         ---------

  Options Outstanding and Exercisable at December 31, 1997 705,922       $    1.78
  -------------------------------------------------------- =======

The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Options Outstanding
                                    Number      Weighted-Average
  Range of                      Outstanding at      Remaining   Weighted-Average
Exercise Prices                December 31, 1997Contractual Life Exercise Price

$.01 - $1.00                          80,360       1.3 Years         $    .67
$1.01 - $2.00                        325,566       3.0 Years         $   1.15
$2.01 - $3.00                        299,996        .8 Years         $   2.75
                                   ---------

                                     705,922       1.9 Years         $   1.78
                                   =========

The exercise prices of the options outstanding at December 31, 1997 range between $.625 and $3.00.

No compensation cost was recognized during 1997 or 1996.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------


[12] Stock Options and Warrants [Continued]

[A] Stock Options [Continued] - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share for 1997 and 1996 would have been as follows:

                                                   1 9 9 7      1 9 9 6
                                                   -------      -------
Net Income [Loss]:
  As Reported                                     $4,880,187  $(8,367,010)
                                                  ==========  ===========
  Pro Forma                                       $4,880,187  $(8,374,571)
                                                  ==========  ===========

Basic Income [Loss] Per Share:
  As Reported                                     $      .43  $     (.79)
                                                  ==========  ==========
  Pro Forma                                       $      .43  $     (.79)
                                                  ==========  ==========

Diluted Income [Loss] Per Share:
  As Reported                                     $      .37  $     (.77)
                                                  ==========  ==========
  Pro Forma                                       $      .37  $     (.77)
                                                  ==========  ==========

At the grant dates, the weighted average fair value of the above options were $-0- and $.76 during 1997 and 1996, respectively.

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
               Risk-Free      Expected       Expected         Expected
             Interest Rate      Life        Volatility        Dividends

1997              --             --              --               --
1996             6.63%         5 Years        81.97%            N/A

The following table summarizes the activity in common shares subject to warrants for the year ended December 31, 1997 [See Note 1A]:
                                                             Common      Warrant
                              Shares Exercise Price

Warrants Outstanding and Exercisable at January 1, 1996 [1]  319,488  $     .01

Warrants Granted [2]                                       1,521,739  $    1.60
Warrants Exercised                                                --  $      --
Warrants Canceled                                                 --  $      --
                                                           ---------

Warrants Outstanding and Exercisable at December 31, 1996 1,841,227   $.01-1.60

Warrants Granted                                                 --   $      --
Warrants Exercised                                               --   $      --
Warrants Canceled                                                --   $      --
                                                          ---------

Warrants Outstanding and Exercisable at December 31, 1997 1,841,227   $.01-1.60
  ------------------------------------------------------- =========

[1] See Note 7.
[2] The 1,521,739 warrants, valued at $180,707, issued in 1996, were issued to PHS [See Note 1[A]].

Warrants  outstanding  at December 31, 1997 expire from  February  1999 to March
2001.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[13] Employee Benefit Plan

The Company adopted a savings plan pursuant to Section 401(K) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable amount under the tax law. Employee contributions vest immediately. The Plan does not require a matching contribution by the Company. The Company did not make a contribution to the plan or record any expense in 1997 or 1996.

[14] Income [Loss] Per Share

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:
                                                        1 9 9 7      1 9 9 6
                                                        -------      -------

Average Common Shares Outstanding                     11,310,010  10,554,073
Common Shares Issuable Pursuant to:
  Series F Convertible Preferred Stock                1,000,000          --
  Series G Convertible Preferred Stock                1,000,000          --
  Stock Options                                          44,154          --
  Purchase Warrants                                     316,826          --
                                                      ---------   ---------

Average Common Shares Outstanding Assuming Dilution  13,671,090  10,554,073

Stock options and purchase warrants outstanding at December 31, 1997 to purchase 309,996 and 1,521,739, respectively, shares of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares, however, the options could be dilutive in the future.

[15] Subsequent Events

[A] Effective January 1, 1998, assets with a net book value $905,151 and related capital lease obligations of $902,781 of WLA were assumed PHS' Radnet Management, Inc. There was no consideration and the Company realized a loss of $2,370 on the transaction.

[B] In February 1998, subsequent to year-end, the Company entered into an agreement to sell its interest in SCV to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. While the shares are restricted, the current market value of the shares received if equated to the market value of DHS shares is approximately $1,400,000 as of February 27, 1998.

[C] Effective April 7, 1998, the Company accepted 200,000 shares of DHS common stock in cancellation of the DHS obligation to make post-closing payments pursuant to the March 1, 1997 agreement whereby the Company sold to DHS the assets and related liabilities of four of its hospital-based MRI facilities and its Ultrasound Division. While the shares are restricted, the current market value of the shares received if equated to the market value of DHS shares is approximately $2,300,000 as of April 7, 1998.

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

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------


[16] Going Concern [Continued]

The Company has suffered recurring losses from operations, has been in default under various notes and has negative working capital which raises substantial doubt about its ability to continue as a going concern. During 1997 and 1996, DIS had net income [loss] of $5,104,287 and $[8,142,910], respectively, and negative working capital of $2,997,074 and $14,270,257, respectively. The improvements came from the sale of its ultrasound division and MRI sites to DHS as well as the closings of certain unprofitable centers.

Effective January 1, 1998, assets with a net book value of $905,151 and related capital lease obligations with principal due of $902,781 WLA were assumed PHS' Radnet Management, Inc.. The current portion of WLA debt as of December 31, 1997 was approximately $200,000.

In February 1998, subsequent to year-end, Registrant entered into an agreement to sell its interest in SCV to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. While the shares are restricted, the current market value of the shares received if equated to the market value of DHS shares is approximately $1,400,000 as of February 27, 1998.

Management has taken a number of steps to revise the profitability of its operations and its financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence.

During 1997, the Company continued to streamline and economize its operations and make changes to enhance revenues. The Company entered into two healthcare equipment insurance policy service arrangements where the Company's exposure to medical equipment repairs and maintenance expense would be limited, and in the worst case scenario still offer the Company significant savings. The policy includes stop loss limits on the annual aggregate loss expectancies of the medical equipment contained on each policy. Equipment has been or will be upgraded if market conditions dictate the necessity of enhanced equipment.

The Company has reduced its Corporate salary costs by reducing staffing, and by eliminating its in-house legal department while retaining a formerly employed lawyer with a separate consulting fee arrangement at significant savings overall.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

[17] New Authoritative Pronouncements

     The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

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

In February 1998, the FASB issued SFAS No. 132, "Employees Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.
                        .   .   .   .   .   .   .   .   .

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.
                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act:

Directors serve a term of one year and until their successors are duly elected and qualified. The Registrant's By-Laws currently provide for a Board of not less than one. Mr. Hames and Dr. Berger currently serve as directors. Two positions on the Board are vacant which Registrant anticipates filling when competent and qualified individuals are located. During the year ended December 31, 1997, the Board of Directors held one meeting and took action by unanimous written consent on six occasions. Each director who served during 1997 attended all of the meetings of the Board held during such fiscal year. The following table sets forth certain information concerning the directors and officers of the Registrant:

                                                                    Year First
                                                                      Elected
  Name                   Age          Position                       To Serve

Norman Hames             42     President and Chief Financial Officer  1994
Howard G. Berger, M.D.   53     Chairman of the Board of Directors     1996
Judy Perez-Haley         41     Vice President                         1994

Norman Hames, a founder of the Registrant, has served as President, CEO and Director of the Registrant since 1986. In 1996 he became an officer and director of Primedex Health Systems, Inc.
("PHS").

     Howard G. Berger, M.D., was appointed as a director of DIS in March 1996. Dr. Berger was elected a director of PHS in July 1992 and in September 1996, was appointed president and chief executive officer and is currently serving in those capacities. Dr. Berger is the sole owner of Beverly Radiology Medical Group which supplies the medical services at four of Registrant's imaging centers and at its oncology center. Dr. Berger received his medical degree from the University of Illinois Medical School and is Board certified in nuclear medicine.

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

Item 10.  Executive Compensation

                           Summary Compensation Table

Set forth below is the cash compensation paid by the Registrant during 1997 to its President. No other executive officer received during 1997 compensation which exceeded, on an annualized basis, $100,000.

                                                          Annual Compensation(1)
                         Fiscal Year    Salary ($)               Bonus ($)
                         -----------    ----------               ---------

Norman Hames, President     1997        200,000(2)                  --

-----------------------
(1) The dollar value of prerequisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Mr. Hames waived compensation in excess of $150,000 for 1997. See "Employment Contracts and Termination of Employment and Change in Control Arrangements."

                            Compensation of Directors

Directors who also serve as officers of the Registrant are eligible to receive options to purchase Common Stock under the Registrant's 1990 Stock Option Plan, which grants are made at the discretion of the Board of Directors or a committee thereof which administers the plan.

                        Option Grants in Last Fiscal Year

There were no options granted nor options held during the fiscal year ended December 31, 1997, to or by any of the executive officers named in the Summary Compensation Table hereinabove.

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

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or nonqualified stock options. The purchase price of the Common Shares made subject to an option may not be less than the fair market value of the Registrant's Common Shares on the date of grant in the case of incentive stock options or 85% of such value in the case of nonqualified stock options. The terms of each option and the increments in which it is exercisable are determined by the Administrator, provided that no option may be exercised after ten years from the date of grant. No option may be granted under the Plan after October 11, 2000. The options are nontransferable during the life of the option holders. As of December 31, 1997, 215,500 options under the plan have been granted.

               Employment Contracts and Termination of Employment
                       and Change-in-Control Arrangements

The Registrant has a five year employment contract with Norman R. Hames, expiring January 31, 2001, which provides for annual compensation of $200,000 and a bonus to be determined by the Board based upon Registrant's performance. Mr. Hames agreed to waive all compensation in excess of $150,000 during fiscal 1997 and has continued to so defer, however, he is not required to continue such deferral.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Registrant's Common Stock as reported to the Registrant as of February 27, 1998, (i) by each person who is known by Registrant to own beneficially more than five percent of the outstanding shares of Common Stock,
(ii) by each director of Registrant and (iii) by all officers and directors of Registrant as a group. Except as otherwise indicated, Registrant believes the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      Shares                   Percent
                                   Beneficially               of Common
Name/Address of Beneficial Owner       Owned                  Stock(1)

Howard G. Berger, M.D.
1516 Cotner Avenue
Los Angeles, CA 90025            10,565,631(2)(3)                76%

Primedex Health Systems, Inc.
1516 Cotner Avenue
Los Angeles, CA 90025              10,565,631(2)                 76%

DVI Healthcare, Inc.
One Park Plaza, Suite 800
Irvine, CA 92714                        (4)                      (4)

Norman Hames
1516 Cotner Avenue
Los Angeles, CA 90025                   ---                      ---

All officers and
directors as a group
(four persons)(3)                  10,565,631(2)                 76%

-----------------
(1) Includes 11,310,110 shares outstanding as of February 27, 1998, and options and warrants convertible into an additional 2,547,149 shares within 60 days. Does not include Preferred Stock held by DVI Healthcare which is convertible after September 1996, provided the price of the Common Stock is at least five dollars per share (see "Item 12 Certain Relationships and Related Transactions").

(2) Includes 1,521,739 shares subject to a five year warrant expiring in 2001 exercisable at a price of $1.60 per share and 515,922 shares issuable upon exercise of options at varying exercise prices between $.62-1/2 and $2.50 per share that are exercisable within 60 days.

(3) Dr. Berger is a director and major stockholder of PHS which is the owner of the securities.

(4) DVI Healthcare owns Preferred Shares (see "Item 12. Certain Relationships and Related Transactions") convertible into two million shares of Common Stock subject to certain requirements. Upon such conversions DVI Healthcare would then own 12.6% of the Registrant.

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

DVI provided the Registrant with a four million dollar line of credit that at December 31, 1996, was approximately $3,200,000. The line was secured by the Registrant's accounts receivable. Interest was charged at the bank's prime rate plus 3.5%. The line was paid in full and closed at the Company's request in September 1997.

    2. Norman Hames was owed by the Registrant $88,567 at December 31, 1996 pursuant to a promissory note, which was repaid in full during 1997.

    3. On March 22, 1996, Primedex Health Systems, Inc., a New York corporation ("PHS") acquired from the Registrant 2,747,493 shares of common stock and a five year warrant to purchase an additional 1,521,739 shares for $3,000,000 and a five year revolving $1,000,000 line of credit (all of which was immediately drawn down) bearing interest at four percent greater than the prime rate. During 1996, DIS incurred interest of approximately $90,000 on this loan. During 1997, DIS repaid the loan. Registrant and PHS also entered into two Management Agreements on March 22, 1996. Pursuant to the first agreement PHS will provide management services to DIS for a monthly fee of $45,000. Under the second agreement which is being phased in on a center by center basis, PHS will provide transportation services, patient scheduling, and billing and collection services. DIS will pay an amount equal to 10% of its collections for each covered center. During 1997, DIS incurred $540,000 in management fees. The agreements expire April 1, 2001 with an option to renew for an additional year.

    4. On or about June 28, 1996, Norman Hames, the President of Registrant, transferred all of his shares [2,424,862] of Registrant's common stock and warrants to acquire shares of common stock to PHS in exchange for a five year, interest only promissory note from PHS aggregating $2,448,862 together with a five year warrant to acquire 2,807,350 shares of Primedex for common stock $.60 per share.

    5. As of December 31, 1997, through various transactions with unrelated parties, PHS acquired an additional 2,902,615 shares of DIS common stock increasing its total ownership to 8,074,970 shares, or approximately 71%.

    6. In connection with the sale of Registrant's ultrasound business and four of its imaging centers to DHS Health Services, Inc. (see Item 1") PHS received $1,000,000 for its agreement not to compete with DHS near the locations sold by Registrant.

    7. Howard G. Berger, M.D. (See "Items 9 and 11") is the sole owner of one of the entities forming the partnership of Beverly Radiology Medical Group ("BRMG") which has executed a Management and Service Agreement with Registrant pursuant to which it supplies the medical services at the Registrant's Thousand Oaks, Santa Monica, Corona and Riverside imaging centers and Temecula Oncology Center (See "Item 1") through 2002. The management fees paid to the Registrant by BRMG is 81% of collections.

    8. During 1996, the Registrant rented its mobile MRI unit to a hospital with the expectation of eventually selling the unit to the hospital. On April 30, 1996, the hospital terminated its rental agreement and the Registrant reclaimed the unit with the intention of selling the unit by year-end. During 1997, the mobile unit and related liabilities were assumed by PHS. The Registrant believes the related liabilities are at least equal to the units fair market value.

    9. During 1996, PHS loaned DIS approximately $375,000 in non-interest bearing short-term working capital loans.

    10. In 1996, DIS sold medical equipment to PHS for $40,000, which represented book value of the equipment at the time of sale.

    11. On April 18, 1997, Registrant loaned $5,500,000 to PHS, payable monthly interest only at 10% per annum, with the principal due and payable on or before March 31, 1998. As of December 31, 1997, approximately $3,520,000 of this loan was repaid by PHS.

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

10.3 International Physical Systems, Inc. 1990 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 to the Registrant' Registration Statement.)

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

10.64 Purchase and Sale Agreement executed February 27, 1998, by and among Registrant and Diagnostic Health Services, Inc., a Delaware corporation and its wholly-owned subsidiary (Incorporated by reference to Registrant's Form 8-K filed on April 13, 1998).

13 Annual Report to Shareholders for the year ended December 31, 1996 - to be filed by amendment.

*21.1    Subsidiaries of the Registrant.

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1997.

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

Dated:  April 13, 1998                 DIAGNOSTIC IMAGING SERVICES, INC.



                                       By: /s/ Norman Hames
                                           -----------------------------------
                                           Norman Hames, President and
                                           Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Capacity



/s/ Norman Hames                       Dated:  April 13, 1998
---------------------------------
Norman Hames, President and Director




/s/ Howard G. Berger                   Dated:  April 13, 1998
---------------------------------
Howard G. Berger, M.D., Director

                                  Exhibit 21.1

                         Subsidiaries of the Registrant


GHS National, Inc., a Delaware corporation

Parkside Radiology, Inc., a California corporation

MDI Imaging, Inc., a California corporation

North County Mediscan Imaging, Inc., a California corporation

North County MRI, Inc., a California corporation

                                   Exhibit 24


Consent of Independent Accountants

                                   Exhibit 28


To be Incorporated By Reference Into Form S-8 Registration Statement

UNDERTAKINGS

(a)  The undersigned registrant hereby undertakes:

     (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

     (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;

     (ii)To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereto) which, individually or in the aggregate, represents a fundamental change in the information set forth in this registration statement;

     (iiiTo include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

Provided, however, that paragraphs (a)(1)(I) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

     (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

     (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

(b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(c) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.