Form 10QSB
period 1998-03-31
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1998-06-23
CIK 869267

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1998           Commission File Number 33-37418

                        DIAGNOSTIC IMAGING SERVICES, INC.
               (Exact name of registrant as specified in charter)

          Delaware                                       33-0443404
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

     1516 Cotner Avenue
   Los Angeles, California                                  90025
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number:     (310) 479-0399


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                   No  ____

Number of shares outstanding of the issuer's common stock as of June 12, 1998 was 11,310,110 shares [excluding treasury shares].

Transitional Small Business Disclosure Format (check one);

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of March 31, 1998, and the results of its operations and changes in its cash flows for the three month periods ended March 31, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                    $    46,179
  Marketable Securities Available-for-Sale                  1,622,438
  Accounts Receivable - Net                                 2,951,680
  Unbilled Receivables                                         98,841
  Other Receivables - Current                               1,340,562
  Due from Related Party - PHS                                731,615
  Other Current Assets                                        196,803

  Total Current Assets                                      6,988,118

Property and Equipment - Net                                7,799,439

Other Assets:
  Accounts Receivable - Net                                   327,964
  Goodwill - Net                                            1,943,325
  Other Intangible Assets - Net                                91,667
  Other Assets                                                 37,446

  Total Other Assets                                        2,400,402

  Total Assets                                            $17,187,959




See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------


Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                  $   283,878
  Accounts Payable                                                    766,871
  Accrued Expenses                                                  1,940,585
  Accrued Professional Fees                                           314,040
  Notes and Capital Leases Payable                                  4,908,342
  Deferred Revenue                                                    100,000

  Total Current Liabilities                                         8,313,716

Long-Term Liabilities:
  Notes and Capital Leases Payable                                  8,917,861
  Deferred Revenue                                                    791,667
  Accrued Professional Fees                                            27,157

  Total Long-Term Liabilities                                       9,736,685

  Total Liabilities                                                18,050,401

Minority Interest                                                          --

Commitments and Contingencies                                              --

Stockholders' Deficit:
  Convertible Preferred Stock - Series F, $.01 Par Value,
   5,000,000 Shares Authorized, 2,482,000 Shares Issued and
   Outstanding, Stated Liquidation Preference of $2,482,000            24,820

  Convertible Preferred Stock - Series G, $.01 Par Value,
   5,000,000 Shares Authorized, 2,000,000 Shares Issued and
   Outstanding, Stated Liquidation Preference of $2,000,000            20,000

  Common Stock, $.01 Par Value, 20,000,000 Shares Authorized;
   11,463,956 Issued and 11,310,110 Shares Outstanding                114,639

  Additional Paid-in Capital - Common Stock                         4,251,059

  Additional Paid-in Capital - Preferred Stock - Series F             102,309

  Additional Paid-in Capital - Preferred Stock - Series G              82,441

  Stock Purchase Warrants                                           1,175,317

  Subscriptions Receivable                                            (10,994)

  Accumulated Deficit                                              (6,811,370)

  Accumulated Other Comprehensive Income                              190,875

  Treasury Stock - 153,846 Shares of Common Stock, At Cost             (1,538)

  Total Shareholders' Deficit                                        (862,442)

  Total Liabilities and Shareholders' Deficit                     $17,187,959

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
[UNAUDITED]
------------------------------------------------------------------------------



                                                         Three months ended
                                                              March 31,
                                                         1 9 9 8       1 9 9 7
Revenue:
  Net Patient Service Revenue                          $2,521,441   $ 4,733,510

Operating Expenses:
  Cost of Services                                      2,080,980     3,442,834
  General and Administrative                              512,753       985,214
  Depreciation and Amortization                           471,738       842,247

  Total Operating Expenses                              3,065,471     5,270,295

  Operating Loss                                         (544,030)     (536,785)

Other Revenue and [Expenses]:
  Gain on Sale of Subsidiaries and Divisions              987,274     8,354,752
  Interest Income                                          40,846       130,670
  Interest Income - Related Party                          29,202            --
  Interest Expense                                       (359,901)     (686,512)

  Total Other Revenue                                     697,421     7,798,910

  Income Before Minority Interest in Income of
   Subsidiaries, Cumulative Effect of Change in
   Accounting Principle and Extraordinary Item            153,391     7,262,125

Minority Interest in Income of Subsidiaries                    --       (13,012)

  Income Before Extraordinary Item and Cumulative
   Effect of Change in Accounting Principle               153,391     7,249,113

Extraordinary Item - Gain from Early Extinguishment
  of Debt, Net of Income Taxes of $-0-                    133,832            --

  Income Before Cumulative Effect of Change in
   Accounting Principle                                    287,223     7,249,113

Cumulative Effect of Change in Accounting Principle      (601,921)           --

  Net [Loss] Income                                      (314,698)    7,249,113

Other Comprehensive Income:
  Unrealized Holding Gains on Marketable Securities,
   Net of Income Taxes of $-0-                            190,875            --

  Total Comprehensive [Loss] Income                    $ (123,823)  $ 7,249,113



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
[UNAUDITED]
------------------------------------------------------------------------------



                                                         Three months ended
                                                              March 31,
                                                         1 9 9 8       1 9 9 7
Basic EPS Computation:
  Net [Loss] Income                                    $ (314,698)  $ 7,249,113
  Preferred Stock Dividends                                56,025        56,025

  Net [Loss] Income Available to Common
   Shareholders                                        $ (370,723)  $ 7,193,088

Basic EPS:
  Income Before Change in Accounting Principle and
   Extraordinary Item                                  $      .01   $       .69
  Extraordinary Item                                          .01            --
  Change in Accounting Principle - Write-off of Costs
   of Start-up Activities                                    (.05)           --

  Net [Loss] Income                                    $     (.03)  $       .68

Diluted EPS Computation:
  Net [Loss] Income Available to Common Shareholders   $ (370,723)  $ 7,193,088
  Income Impact of Assumed Conversions of Preferred
   Stock Dividends                                             --        56,025

  [Loss] Income Available to Common Shareholders and
   Assumed Conversions                                 $ (370,723)  $ 7,249,113

Diluted EPS:
  Income Before Change in Accounting Principle and
   Extraordinary Item                                  $      .01   $       .56
  Extraordinary Item                                          .01            --
  Change in Accounting Principle - Write-off of Costs
   of Start-up Activities                                    (.05)           --

  Net [Loss] Income                                    $     (.03)  $       .56




See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------







                                                               Preferred Stock
                                      Common Stock        Series F          Series G      Treasury Stock
                                   Shares    Amount    Shares  Amount  Shares    Amount Shares    Amount

Balance - December 31, 1997     11,463,956 $114,639 2,482,000 $24,820 2,000,000 20,000 (153,846) $(1,538)

Comprehensive Income:
 Net Income for the Three
  Months Ended March 31, 1998           --       --        --      --       --      --       --       --


Other Comprehensive Income, Net
 of Tax:
 Unrealized Holding Gain Arising
 during the  Period

 Comprehensive  [Loss]

Balance - March 31, 1998
 [Unaudited]                    11,463,956 $ 114,639 2,482,000 $24,820 2,000,000 20,000 (153,846) $(1,538)



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------





                                                              Paid-in    Paid-in
                                                      Paid-in Capital-  Capital -                                Accumulated
                                                      Capital Series F  Series G                        Accum-      Other
                                                      Common Preferred Preferred Purchase Subscriptions lated   Comprehensive
                                                       Stock    Stock     Stock  Warrants   Receivable  Deficit    Income    Total

Balance - December 31, 1997                         $4,251,059 $102,309 $82,441 $1,175,317 $(10,994)$(6,496,672)$     -- $(738,619)

Comprehensive Income:
 Net Income for the Three Months Ended
   March 31, 1998                                           --       --      --         --       --   (314,698)      --  (314,698)


Other Comprehensive Income, Net of Tax:
 Unrealized Holding Gain Arising during the  Period                                                               190,875   190,875
                                                                                                                  -------

 Comprehensive [Loss]                                                                                                      (123,823)

Balance - March 31, 1998 [Unaudited]                $4,251,059 $102,309 $82,441 $1,175,317 $(10,994)$(6,811,370)$      -- $(738,619)
                                                    ========== ======== ======= ========== ======== =========== ========= =========




See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                         Three months ended
                                                              March 31,
                                                         1 9 9 8       1 9 9 7

Net Cash - Operating Activities                        $ (134,654)  $(1,007,906)

Investing Activities:
  Purchase of Property and Equipment                      (89,428)     (229,644)
  Proceeds from Dispositions of Operating Entities             --     7,019,475
  Receipts on Loans to Related Parties                  1,175,324            --
  Payments for Deposits and Other Assets                       --       (75,632)

  Net Cash - Investing Activities                       1,085,896     6,714,199

Financing Activities:
  Cash Overdraft                                         (184,349)          (97)
  Principal Payments on Notes and Leases                 (726,854)   (4,258,934)
  Proceeds from Joint Venture Partners                         --       175,000
  Payments to Related Parties                                  --    (1,621,491)

  Net Cash - Financing Activities                        (911,203)   (5,705,522)

  Net Increase in Cash and Cash Equivalents                40,039           771

Cash and Cash Equivalents - Beginning of Periods            6,140        12,658

  Cash and Cash Equivalents - End of Periods           $   46,179   $    13,429

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                            $  367,191   $   833,240

Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company entered into capital leases of approximately $-0- and $139,582 during the three months ended March 31, 1998 and 1997, respectively.

  The Company sold its share of Scripps Chula Vista MRI, L.P. to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale. In the transaction, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $865,000 in notes and capital leases payable, approximately $400,000 in minority interest, approximately $160,000 in accrued expenses, approximately $290,000 in net accounts receivable and approximately $20,000 in net other intangible assets.

  During the three months ended March 31, 1998, the Company received equipment with a fair market value of approximately $130,000 from PHS. The Company transferred equipment with a net book value of approximately $950,000 and related liabilities of approximately $892,000 to PHS. The net transactions reduced PHS's liability to DIS by approximately $72,000.

  The Company sold substantially all of the net assets of four of its hospital-based MRI facilities and its Ultrasound Division to DHS effective March 1, 1997. The sale resulted in a gain of approximately $8.3 million. As of March 31, 1997, approximately $7 million in cash was received from DHS; an additional receivable was set up in March 1997 for the remaining sale proceeds of approximately $8.45 million which were received in April 1997. The sale reduced net property and equipment approximately $9.3 million, notes and capital leases payable approximately $7.5 million and net goodwill and other intangible assets approximately $4.6 million.

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Significant accounting policies of Diagnostic Imaging Services, Inc. and its subsidiaries are set forth in the Company's Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

During the three months ended March 31, 1998, the Company adopted Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities." As a result of the decision, the Company reduced historical net organizational costs and capitalized fees by approximately $602,000. The effect of this change was to decrease income before net income for the three months ended March 31, 1998 by $.05 per share.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310-b of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments [consisting of normal recurring adjustments] which are necessary in order to make the financial statements not misleading have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

[3] Intangible Assets

The Company's goodwill of $1,943,325 as of March 31, 1998 is shown net of accumulated amortization of $416,580. Amortization expense for the three months ended March 31, 1998 and 1997 was approximately $53,000 and $62,000, respectively.

Other Intangible Assets consist of covenants not to compete. During the three months ended March 31, 1998, the Company wrote-off approximately $602,000 in net organizational costs and capitalized loan fees when it adopted AcSEC's SOP No. 98-5, "Reporting on the Costs of Start-up Activities." The Company's covenants not to compete of $91,667 as of March 31, 1998 are shown net of accumulated amortization of $458,333. Amortization expense for the three months ended March 31, 1998 and 1997 was approximately $43,000 and $71,000, respectively. Approximately $19,000 of net capitalized loan fees were written-off in conjunction with the sale to DHS.

[4] Due from Related Party

On April 18, 1997, DIS loaned Primedex Health Systems, Inc. ["PHS"] approximately $5,500,000 with interest at 10% due and payable on or before March 31, 1998. As of March 31, 1998, PHS still owed DIS approximately $730,000 for the loan. DIS further extended the loan on a month-to-month basis providing PHS continues to pay interest on the outstanding balance due.

During the three months ended March 31, 1998, PHS assumed DIS's West L.A. capital lease obligation of approximately $892,000 [excluding sales tax] for the MRI equipment at the closed center. The net book value of the assets was approximately $905,000. In addition, DIS acquired a phased array system for SCV from PHS for approximately $130,000, while PHS acquired other miscellaneous medical equipment from DIS for approximately $45,000.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



[5] Business Combinations, Acquisitions, Sales and Divestitures

In March 1998, effective January 1, 1998, the Company sold its share of Scripps Chula Vista MRI, L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale.

[6] Sale of Stock and Securities

On March 25, 1996, DIS issued 2,747,493 shares of its common stock [with a five-year warrant to purchase an additional 1,521,739 shares of the Company's common stock at $1.60 per share] to PHS for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. As of March 31, 1998, through various transactions with related and unrelated parties, PHS acquired an additional 5,855,477 shares of DIS common stock bringing its total ownership to 8,602,970 shares, or approximately 75%. In subsequent purchases through June 12, 1998, PHS acquired an additional 245,000 shares in transactions with unrelated parties increasing its total ownership of DIS to 8,847,970 shares, or approximately 77%.

[7] Subsequent Events

In May 1998, the Company exercised its option to receive the $1,500,000 in post-closing payments related to the sale of DIS's MRI facilities to DHS in the form of common stock of DHS. The Company received 200,000 shares of DHS stock and sold the shares for $1,849,936 on May 8, 1998. The transaction will result in a gain of approximately $534,000.

On May 15, 1998, the Company sold the 127,250 DHS shares it received from the sale of SCV for approximately $1,230,000. The transaction will result in a loss of approximately $200,000.

[8] [Loss] Income Per Share

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                   1 9 9 8           1 9 9 7

Average Common Shares Outstanding                11,310,110         10,554,073
Common Shares Issuable Pursuant to:
  Series F Convertible Preferred Stock                   --          1,000,000
  Series G Convertible Preferred Stock                   --          1,000,000
  Stock Options                                          --            112,518
  Purchase Warrants                                      --            317,300

  Average Common Shares Outstanding Assuming
   Dilution                                      11,310,110         12,983,891

Stock options and purchase warrants outstanding at March 31, 1998 to purchase 625,562 and 1,521,739, respectively, shares of common stock were not included in the computation of earnings per common share assuming dilution because the options exercise prices were greater than the average market price of the common shares, however, the options could be dilutive in the future.


                         .  .  .  .  .  .  .  .  .  .  .

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Diagnostic Imaging Services, Inc. ["DIS" or the "Company"] was incorporated in California as an S-Corporation on June 27, 1986. In 1992, the Company's consolidated operations consisted of non-invasive diagnostic imaging services, primarily with the use of ultrasound technology ["Ultrasound Division"]. During 1992 and 1993, DIS established one mobile MRI business and was the general partner of four limited partnerships that provided diagnostic imaging services:
San Gabriel Valley Magnetic Resonance Imaging Center ["SGV"], Tarzana Regional Medical Center Magnetic Resonance Imaging Center ["Tarzana"], Inland Community Magnetic Resonance Imaging Center ["Inland"] and Temecula Valley Imaging Center ["TVIC"]. DIS also provided management services for these entities.

In June 1993, DIS became the general partner and 70% owner of Mission Bay Mobile MRI Facility, L.P. ["MBM"]. In March 1996, MBM's assets and liabilities were assumed by an unaffiliated third party. In December 1993, Norman Hames, President and Chief Financial Officer of DIS, assigned his shares in a privately held company, Diagnostic Imaging Services, Inc. ["Diagnostic"] to a newly established corporation, DIS Imaging, Inc., of which he was the sole shareholder. In January 1994, DIS Imaging, Inc. purchased the shares held by the then majority shareholder of Diagnostic and all of his interests in certain partnerships which Diagnostic managed.

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ["MDI"] and Parkside Radiology ["Santa Monica" or "Parkside"]. In April 1994, DIS opened Valley Regional Oncology Center, Ltd., L.P. ["VROC"], a cancer care therapy center located in Temecula, California. DIS was the general partner and 75% owner of VROC until the remaining 25% interest was purchased by DIS for $260,000 during the year ended December 31, 1997. On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets. The Company's name was then changed to Diagnostic Imaging Services, Inc.. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ["North County" collectively]. The nuclear medicine business at North County Mediscan was sold in June 1996.

In January 1995, DIS assumed ownership of West Los Angeles MRI ["WLA"]. In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ["Chino"]. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ["SMIC"] and became its general partner. The remaining interest in SMIC was purchased for $300,000 in 1997. On March 25, 1996, DIS issued 2,747,493 shares of its common stock [with a five-year warrant to purchase an additional 1,521,739 shares of common stock at $1.60 per share] to Primedex Health Systems, Inc. ["PHS"] for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. DIS also entered into two five-year management service agreements with PHS. The first agreement relates to DIS's overall corporate operations and provides that PHS will provide for all office maintenance for the DIS facilities, administer its personnel program, bookkeeping and payroll services as well as certain of its accounting services. In addition, PHS provides advice to DIS with regard to its accreditation program and negotiates on behalf of DIS for equipment, supplies, service and insurance. DIS agreed to pay $45,000 per month for these services. Additionally, DIS entered into a second agreement which will be phased in on a center by center basis which provides for PHS to supply transcription services, patient scheduling, billing and collection services. All costs of equipment and training are the responsibility of PHS. DIS will pay PHS an amount equal to 10% of its collections from each covered center for such services beginning in mid-1998.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Background [Continued]

As of March 31, 1998, through various transactions with related and unrelated parties, PHS acquired an additional 5,855,477 shares of DIS common stock bringing its total ownership to 8,602,970 shares, or approximately 75%. In subsequent purchases through June 12, 1998, PHS acquired an additional 245,000 shares of DIS common stock from unrelated parties increasing its total ownership to 8,847,970 shares, or approximately 77%.

In May 1996,  Integrated  Cardiovascular  Systems,  Inc. ["ICVS"] was sold to an unaffiliated third party. In addition, the Company also consolidated SMIC's non-MRI business with Parkside during the month. In August 1996, DIS acquired the assets and liabilities of HealthCare Imaging Center ["HCI"] in Riverside, California for $200,000 resulting in goodwill of $10,000. In September 1996, DIS opened the Camarillo Imaging Center ["Camarillo"], a start-up operation utilizing equipment transferred from other sites. In October 1996, DIS assumed the assets and liabilities of Corona Imaging Center ["Corona"].

Effective January 1, 1997, the assets and related liabilities of Montclair Mobile MRI were assumed by Primedex Health Systems.

On January 1, 1997, the Company and ScrippsHealth, San Diego completed their project for the development and operation of an outpatient radiological facility providing MRI services and began seeing its first patients. The Company and ScrippsHealth will be equal partners in the Scripps Chula Vista Imaging Center, LLP ["SCV"] with the Company serving as managing partner. Effective January 1, 1998, the Company sold its share of SCV to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale [See Note 7].

Effective March 1, 1997, the Company sold the assets and related liabilities of four of its hospital-based MRI facilities [Tarzana, SGV, Chino and SMIC] and its Ultrasound Division to DHS for $14,972,720 in cash including $1,000,000 for a ten-year covenant not-to-compete [classified as "Deferred Revenue" on the financial statements]. In addition, a discounted receivable of approximately $1,190,000 was recorded for three post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. There was also an option to receive these post-closing payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"] [See Note 7]. The combined sales to DHS resulted in a net gain of approximately $8,260,000 recorded in March 1997. DHS also assumed the building lease liability at the Company's WLA facility which was closed in 1997.
The assets and related liabilities of WLA were assumed by PHS.

As a result of a continuing deteriorating business climate and other business reasons at the Company's Santa Monica ["Parkside"] facility, the Company ceased substantially all of its operations at the facility on August 29, 1997. The Company was paid approximately $465,000 for the assets at the site and the building lease liability was assumed by an unrelated third party. A loss of approximately $3,425,000 was recognized in December 1996.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Forward-Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

Discussion of Operations for the Quarter Ended March 31, 1998 vs. March 31, 1997

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc..

Results of Operations

For the three months ended March 31, 1998 and 1997, the Company had operating losses of approximately $545,000 and $535,000, respectively.

For the three months ended March 31, 1998 and 1997, the Company had net revenue of approximately $2,520,000 and $4,735,000, respectively. The decrease in net revenue was primarily attributable to the sales of the Company's Ultrasound Division and four of its hospital-based MRI sites to DHS effective March 1, 1997, the sale of SCV to DHS effective January 1, 1998 and the closure of Parkside and West L.A. during 1997.

The combined net revenues for the "DHS sold" sites for the three months ended March 31, 1997 was approximately $1,845,000. The combined net revenues for Parkside and West L.A. for the three months ended March 31, 1998 and 1997 was approximately $150,000 and $640,000, respectively. Parkside Women's Center continues to operate in 1998. In addition, the Company wrote-down some of its historical accounts receivable by approximately $225,000 during the three months ended March 31, 1998. Net revenue for the three months ended March 31, 1998 increased for the remaining active sites by approximately $350,000 from the prior year's three month period.

Total expenses for the three months ended March 31, 1998 and 1997 were approximately $3,065,000 and $5,270,000, respectively. As with net revenue, the primary reason for the decrease in operating expenses was due to the sales to DHS and the closures of Parkside and West L.A.. The combined operating expenses for the "DHS sold" sites for the three months ended March 31, 1997 was approximately $1,200,000. The combined operating expenses for the "closed" sites for the three months ended March 31, 1998 and 1997 was approximately $190,000 and $610,000, respectively. General and Administrative expenses decreased approximately $470,000 in 1998 primarily due to reductions in salaries and outside accounting and legal services. Depreciation and amortization decreased approximately $370,000 in 1998 primarily due to the write-off of organizational costs and capitalized fees, the closure of Parkside and West L.A. and the sales to DHS.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Quarter Ended March 31, 1998 vs. March 31, 1997

Results of Operations [Continued]

For the three months ended March 31, 1998 and 1997, the Company recognized gains from the sales of assets and centers of approximately $985,000 and $8,355,000, respectively. During 1998, the Company sold SCV to DHS generating a gain of approximately $985,000. During 1997, the Company sold four of its hospital-based MRI facilities and its Ultrasound Division to DHS generating a gain of approximately $8,260,000 and transferred the assets and related liabilities of Montclair Mobile to PHS generating a gain of approximately $95,000.

For the three months ended March 31, 1998 and 1997, interest expense was approximately $360,000 and $685,000, respectively. Interest expense of DIS was primarily attributable to equipment financing and lines of credit charges. DIS's line of credit with DVI was paid in full in late 1997. For the three months ended March 31, 1998 and 1997, interest income was approximately $70,000 and $130,000, respectively. In 1998, approximately $29,000 of interest income was generated from PHS loans, approximately $39,000 of interest was generated from Other Receivables and approximately $2,000 was generated from the Company's bank accounts. During 1997, approximately $130,000 of interest income was generated from the sale to DHS.

For the three months ended March 31, 1998, the Company wrote-off net organizational costs and capitalized fees of approximately $600,000 when it adopted AcSEC's SOP No. 98-5, "Reporting on the Costs of Start-up Activities." For the three months ended March 31, 1998, the Company recognized gains from the early extinguishment of debt of approximately $135,000.

For the three months ended March 31, 1998, the Company had a net loss of approximately $315,000 compared to net income of approximately $7,250,000 for the three months ended March 31, 1997.

Liquidity and Capital Resources

Cash increased for the three months ended March 31, 1998 and 1997 by approximately $40,000 and $770, respectively.

Cash generated from investing activities for the three months ended March 31, 1998 and 1997 was approximately $1,085,000 and $6,715,000, respectively. During the three months ended March 31, 1998, the Company was repaid by PHS approximately $1,175,000 for prior loans and the Company purchased property and equipment for approximately $90,000. During the three months ended March 31, 1997, the Company received approximately $7,020,000 from the sale of its Ultrasound Division to DHS, purchased property and equipment for approximately $230,000 and made payments for deposits and other assets of approximately $75,000.

Cash utilized for financing activities for the three months ended March 31, 1998 and 1997 was approximately $910,000 and $5,705,000, respectively. For the three months ended March 31, 1998, the Company reduced its cash overdraft approximately $185,000 and made principal payments on notes and capital leases of approximately $725,000. For the three months ended March 31, 1997, the Company made principal payments on notes and capital leases of approximately $4,260,000, received proceeds from joint venture partners of $175,000 and made payments to related parties of approximately $1,620,000. The reduction in payments for notes and capital leases payable corresponds to the decrease in the outstanding balances for each period. As of December 31, 1996, the Company's outstanding obligations for notes and capital leases payable was approximately $30,150,000. As of March 31, 1998, the Company's outstanding obligations for notes and capital leases payable was approximately $13,825,000.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Quarter Ended March 31, 1998 vs. March 31, 1997

Liquidity and Capital Resources [Continued]

At March 31, 1998, the Company had a net working capital deficit of $1,516,473, an increase of $1,480,601 from December 31, 1997. A key reason for the increase was due to the sale of SCV and the receipt of marketable securities of approximately $1,430,000.

In June 1994, the Company entered into a $2,500,000 [increased to $4,000,000 in June 1995] revolving term note ["A"] agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. During 1997, the Company paid and closed the line of credit. The Company also has a $1,000,000 credit facility available with PHS.
As of March 31, 1998, $-0- was outstanding under this line.

The Company's future payments for debt and equipment under capital leases for the next five years will be approximately $6,440,000, $4,060,000, $3,820,000, $2,160,000 and $150,000, respectively. Interest expense, included in the above payments, will be approximately $1,530,000, $825,000. $460,000.
$115,000 and $20,000, respectively.

                                     PART II


Item 1.     Legal Proceedings

The Company is not a party to any material legal proceedings, except that:

On June 4, 1997, the Company was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court. The complaint alleges that the Company failed to properly pay plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by Primedex Health Systems, Inc. in Registrant and the sale of four of the Company's imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that the Company has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of Company's Common Stock exercisable at $.01 per share which plaintiff received in connection with Company's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 at the election of the Company. The Company denies each and every allegation and intends to vigorously defend against the legal action.

A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed the ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, the Company sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiff's remaining claims, as well as the Company's cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to the Company at a depressed price, are still in dispute. Discovery is ongoing and trial is scheduled for November 16, 1998. It is too soon to predict the outcome of this matter. The Company intends to vigorously defend against plaintiff's claims and to pursue its cross-claims in the action.

On or about June 7, 1998, the Company received a demand for arbitration from Sterling Diagnostic Imaging, successor to the x-ray film business of E.I. DuPont de Nemours. Claimant seeks recovery of $5,000,000 for an alleged breach of an agreement to purchase film from the claimant. The Company has just received the demand but believes it has reasonable defenses to the claim and intends to vigorously defend the matter.

Item 5.  Other Information

In February 1998, effective January 1, 1998, the Company sold its partnership interest in Scripps Chula Vista MRI, LP to Diagnostic Health Services, Inc. ["DHS"] for shares of DHS common stock. On May 15, 1998, the Company sold the shares and received approximately $1,230,000.

In April 1998, the Company elected to receive the $1,5000,000 in post closing payments related to the previous sale of certain MRI facilities to DHS in the form of DHS common stock which the Company sold on May 8, 1998 and received approximately $1,850,000.

The Company is currently a party to other litigation, none of which is deemed by management to be material in nature.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Diagnostic Imaging Services, Inc.




June 18, 1998                               By: /s/ Norman Hames, President
                                                Norman Hames, President