Form 10QSB
period 1998-06-30
DIAGNOSTIC IMAGING SERVICES INC /DE
filed 1998-09-28
CIK 869267

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 1998            Commission File Number: 33-37418
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

                                 Yes     X      No  ____

Number of shares outstanding of the issuer's common stock as of September 18, 1998 was 11,310,110 shares [excluding treasury shares].

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of June 30, 1998, and the results of its operations and changes in its cash flows for the six month periods ended June 30, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash                                                             $   103,964
  Accounts Receivable - Net                                          2,970,896
  Due from Related Party - PHS                                       2,771,176
  Other Current Assets                                                 210,333
                                                                   -----------

  Total Current Assets                                               6,056,369

Property, Plant and Equipment - Net                                  7,447,992
                                                                   -----------

Other Assets:
  Accounts Receivable - Net                                            393,652
  Goodwill - Net                                                     1,887,225
  Other Intangible Assets - Net                                         64,167
  Other Assets                                                          45,002
                                                                   -----------

  Total Other Assets                                                 2,390,046

  Total Assets                                                     $15,894,407


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Shareholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                   $   547,743
  Accounts Payable                                                     802,633
  Accrued Expenses                                                   1,662,605
  Accrued Professional Fees                                            322,048
  Notes and Capital Leases Payable                                   4,798,820
  Deferred Revenue                                                     100,000
                                                                   -----------

  Total Current Liabilities                                          8,233,849

Long-Term Liabilities:
  Notes and Capital Leases Payable                                   8,489,493
  Deferred Revenue                                                     766,667
  Accrued Professional Fees                                             21,621
                                                                   -----------

  Total Long-Term Liabilities                                        9,277,781

  Total Liabilities                                                 17,511,630

Minority Interest                                                           --

Commitments and Contingencies                                               --

Shareholders' Deficit:
  Convertible Preferred Stock-Series F, $.01 Par Value,
   5,000,000 Shares Authorized, 2,482,000 Shares Issued
   and Outstanding, Stated Liquidation Preference of $2,482,000         24,820

  Convertible Preferred Stock-Series G, $.01 Par Value,
   5,000,000 Shares Authorized, 2,000,000 Shares Issued
   and Outstanding, Stated Liquidation Preference of $2,000,000         20,000

  Common Stock - $.01 Par Value, 20,000,000 Shares Authorized;
   11,463,956 Issued and 11,310,110 Shares Outstanding                 114,639

  Additional Paid-In Capital-Common Stock                            4,240,065
  Additional Paid-In Capital-Preferred Stock - Series F                102,309
  Additional Paid-In Capital-Preferred Stock - Series G                 82,441
  Stock Purchase Warrants                                            1,175,317
  Accumulated Deficit                                               (7,375,276)
  Treasury Stock - 153,846 Shares of Common Stock, At Cost              (1,538)
                                                                   -----------

  Total Shareholders' Deficit                                       (1,617,223)

  Total Liabilities and Shareholders' Deficit                      $15,894,407


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                           Six months ended
                                                               June 30,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

Revenue:
  Net Patient Service Revenue                          $5,458,451   $ 8,044,608
                                                       ----------   -----------

Operating Expenses:
  Cost of Services                                      4,051,571     5,577,978
  General and Administrative                            1,233,112     1,405,687
  Depreciation and Amortization                           930,876     1,402,385
                                                       ----------   -----------

  Total Operating Expenses                              6,215,559     8,386,050
                                                       ----------   -----------

  Operating Loss                                         (757,108)     (341,442)
                                                       ----------   -----------

Other Revenue and [Expenses]:
  Gain on Sale of Subsidiaries and Divisions            1,284,650     8,354,752
  Miscellaneous Expense                                  (354,062)      (70,449)
  Interest Income                                          55,147       167,149
  Interest Income - Related Party                          77,451        89,376
  Interest Expense                                       (716,593)   (1,209,225)
                                                       ----------   -----------

  Total Other Revenue                                     346,593     7,331,603
                                                       ----------   -----------

  [Loss] Income Before Minority Interest in Income of
   Subsidiaries, Income Taxes, Extraordinary Item and
   Cumulative Effect of Change in Accounting Principle   (410,515)    6,990,161

Minority Interest in Income of Subsidiaries                    --       (54,935)
                                                       ----------   -----------

  [Loss] Income Before Income Taxes, Extraordinary
   Item and Cumulative Effect of Change in
   Accounting Principle                                  (410,515)    6,935,226

Provision for Income Tax                                       --        34,000
                                                       ----------   -----------

  [Loss] Income Before Extraordinary Item and
   Cumulative Effect of Change in Accounting Principle   (410,515)    6,901,226

Extraordinary Item - Gain from Early Extinguishment
 of Debt[Net of Income Taxes of $-0-]                     133,832            --
                                                       ----------   -----------

  [Loss] Income Before Cumulative Effect of Change in
   Accounting Principle                                  (276,683)    6,901,226

Cumulative Effect of Change in Accounting Principle
  [Net of Income Taxes of $-0-]                          (601,921)           --
                                                       ----------   -----------

  Net [Loss] Income                                    $ (878,604)  $ 6,901,226
                                                       ==========   ===========

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                                           Six months ended
                                                               June 30,
                                                         1 9 9 8       1 9 9 7
                                                         -------       -------

Basic EPS Computation:
  Net [Loss] Income                                    $ (878,604)  $ 6,901,226
  Preferred Stock Dividends                               112,050       112,050
                                                       ----------   -----------

  Net [Loss] Income Available to Common Shareholders   $ (990,654)  $ 6,789,176
                                                       ==========   ===========

Basic EPS:
  [Loss] Income Before Extraordinary Item and Change
   in Accounting Principle Available to Common
   Shareholders                                        $     (.05)  $       .60
  Extraordinary Item                                          .01            --
  Change in Accounting Principle - Write-off of
   Costs of Start-up Activities                              (.05)           --
                                                       ----------   -----------

  Net [Loss] Income Available to Common Shareholders   $     (.09)  $       .60
                                                       ==========   ===========

Diluted EPS Computation:
  Net [Loss] Income Available to Common Shareholders $ (990,654) $ 6,789,176 Income Impact of Assumed Conversions of Preferred
   Stock Dividends                                             --       112,050
                                                       ----------   -----------

  [Loss] Income Available to Common Shareholders and
   Assumed Conversions                                 $ (990,654)  $ 6,901,226
                                                       ==========   ===========

Diluted EPS:
  [Loss] Income Before Extraordinary Item and Change
   in Accounting Principle Available to Common
   Shareholders                                        $     (.05)  $       .50
  Extraordinary Item                                          .01            --
  Change in Accounting Principle - Write-off of
   Costs of Start-up Activities                              (.05)           --
                                                       ----------   -----------

  Net [Loss] Income Available to Common Shareholders   $     (.09)  $       .50
                                                       ==========   ===========


See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------







                                                                       Preferred Stock
                                              Common Stock         Series F            Series G           Treasury Stock
                                           Shares   Amount     Shares  Amount      Shares    Amount      Shares      Amount


Balance - December 31, 1997              11,463,956 $114,639 2,482,000 $24,820   2,000,000 $   20,000    (153,846) $    (1,538)

 Write-Off Subscription Receivable               --       --        --      --          --         --          --           --
 Net Income for the Six Months Ended
   June 30, 1998                                 --       --        --      --          --         --          --           --
                                         ---------- -------- --------- -------   --------- ---------    ---------  -----------

Balance - June 30, 1998 [Unaudited]      11,463,956 $114,639 2,482,000 $24,820   2,000,000 $   20,000    (153,846) $    (1,538)
                                         ========== ======== ========= =======   ========= ==========    ========  ===========



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
------------------------------------------------------------------------------





                                                      Paid-in     Paid-in
                                          Paid-in    Capital -   Capital -
                                          Capital    Series F    Series G
                                          Common     Preferred   Preferred    Purchase Subscriptions Accumulated
                                           Stock       Stock       Stock      Warrants   Receivable    Deficit     Total

Balance - December 31, 1997          $ 4,251,059   $    102,309 $  82,441   $ 1,175,317   $(10,994) $(6,496,672) $  (738,619)

 Write-Off Subscription  Receivable      (10,994)            --        --            --     10,994           --           --
 Net Income for the Six Months Ended
   June 30, 1998                              --             --        --            --         --     (878,604)    (878,604)
                                     -----------   ------------ ---------   -----------   --------  -----------   -----------

Balance - June 30, 1998 [Unaudited]  $ 4,240,065   $    102,309 $  82,441   $ 1,175,317   $     --  $(7,375,276) $(1,617,223)
                                     ===========   ============ =========   ===========   ========  ===========  ===========



See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Six months ended
                                                              June 30,
                                                        1 9 9 8       1 9 9 7
                                                        -------       -------

Net Cash - Operating Activities                       $ (705,793)  $(2,097,544)
                                                      ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                    (114,633)     (334,339)
  Proceeds from Sales of Divisions and Assets                 --    15,037,720
  Acquisitions and Increase in Joint Venture Interest         --      (231,875)
  Proceeds from Sale of Marketable Securities          3,082,628            --
  Loans to Related Parties                            (2,039,561)   (5,419,305)
  Receipts on Loans to Related Parties                 1,175,324            --
  Payments for Deposits and Other Assets                      --      (189,641)
                                                      ----------   -----------

  Net Cash - Investing Activities                      2,103,758     8,862,560
                                                      ----------   -----------

Financing Activities:
  Cash Overdraft                                          79,516      (391,654)
  Principal Payments on Notes and Leases              (1,379,657)   (4,609,510)
  Proceeds from Joint Venture Partners                        --       175,000
  Payments on Loans from Related Parties                      --    (1,944,421)
                                                      ----------   -----------

  Net Cash - Financing Activities                     (1,300,141)   (6,770,585)
                                                      ----------   -----------

  Net Increase [Decrease] in Cash                         97,824        (5,569)

Cash - Beginning of Periods                                6,140        12,658
                                                      ----------   -----------

  Cash - End of Periods                               $  103,964   $     7,089
                                                      ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                           $  688,348   $ 1,514,637
   Taxes                                              $       --   $        --

See Notes to Consolidated Financial Statements.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplemental Schedule of Noncash Investing and Financing Activities:
  The Company entered into capital leases of approximately $-0- and $630,000 during the six months ended June 30, 1998 and 1997, respectively.

  The Company sold its share of Scripps Chula Vista MRI, L.P. to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563. In the transaction, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $865,000 in notes payable, approximately $400,000 in minority interest, approximately $160,000 in accrued expenses, approximately $290,000 in net accounts receivable and approximately $20,000 in net other intangible assets.

  The Company sold substantially all of the net assets of four of its hospital-based MRI facilities and its Ultrasound Division to DHS effective March 1, 1997. The sale resulted in a gain of approximately $8.3 million. The sale reduced net property, plant and equipment approximately $9.3 million, notes and capital leases payable approximately $7.6 million and net goodwill and other intangible assets approximately $4.6 million. A discounted note receivable was set-up at the time of sale for approximately $1.2 million for post-closing payments to be made by DHS to DIS on the first, second and third anniversaries of the sale date. The Company exercised its option to received these post-closing payments in the form of 200,000 shares of DHS common stock during the six months ended June 30, 1998.

  During the six months ended June 30, 1998, the Company received equipment with a fair market value of approximately $130,000 from PHS, and the Company transferred approximately $950,000 in net medical equipment to Primedex Health Systems, Inc. with related notes payable of approximately $890,000. During the six months ended June 30, 1998, the Company incurred approximately $415,000 in debt restructuring charges refinancing its outstanding notes payable, reducing interest rates and extending payment terms to six years.





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

During the six months ended June 30, 1998, the Company adopted Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities." As a result of the decision, the Company reduced historical net organizational costs and capitalized fees by approximately $600,000. The effect of this change was to decrease net income for the six months ended June 30, 1998 by $.05 per share.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rule 310-b of Regulation S-B and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments which are necessary in order to make the financial statements not misleading have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

[3] Intangible Assets

The Company's goodwill of $1,887,225 as of June 30, 1998 is shown net of accumulated amortization of $472,679. Amortization expense for the six months ended June 30, 1998 and 1997 was approximately $109,000 and $86,000, respectively.

Other Intangible Assets consist of covenants not to compete. The Company's covenants not to compete of $64,167 as of June 30, 1998 are shown net of accumulated amortization of $485,833. Amortization expense for the six months ended June 30, 1998 and 1997 was approximately $55,000 and $98,000, respectively. During the six months ended June 30, 1998, the Company wrote-off approximately $600,000 in net organizational costs and capitalized loan fees when it adopted AcSEC's SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Amortization expense for the six months ended June 30, 1998 and 1997 was approximately $15,000 and $85,000, respectively. Approximately $19,000 of net capitalized loan fees were written-off in conjunction with the sale to DHS.

[4] Due to/from Related Party

On April 18, 1997, DIS loaned Primedex Health Systems, Inc. ["PHS"] approximately $5,500,000 with interest at 10% originally due and payable on or before March 31, 1998. As of March 31, 1998, DIS extended existing and future loans on a month-to-month basis providing PHS continues to pay interest on the outstanding balances due. As of June 30, 1998, PHS owed DIS approximately $2,770,000.

During the six months ended June 30, 1998, PHS assumed DIS's West L.A. capital lease obligation of approximately $890,000 [excluding sales tax] for the MRI equipment at the closed center. The net book value of the assets was approximately $905,000. In addition, DIS acquired a phased array system for SCV from PHS for approximately $130,000, while PHS acquired other miscellaneous medical equipment from DIS for approximately $45,000.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------




[5] Business Combinations, Acquisitions, Sales and Divestitures

In March 1998, effective January 1, 1998, the Company sold its share of Scripps Chula Vista MRI, L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale. On May 15, 1998, the Company sold the DHS stock for approximately $1,230,000. The net sale of SCV resulted in a gain of approximately $790,000.

In May 1998, the Company exercised its option to receive the $1,500,000 in post-closing payments related to the sale of DIS's MRI facilities to DHS in the form of common stock of DHS. The Company received 200,000 shares of DHS stock and subsequently sold the shares for $1,849,936 on May 8, 1998.
The transaction resulted in a gain of approximately $500,000.

[6] Sale of Stock and Securities

On March 25, 1996, DIS issued 2,747,493 shares of its common stock [with a five-year warrant to purchase an additional 1,521,739 shares of the Company's common stock at $1.60 per share] to PHS for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. PHS is a publicly-traded New York corporation organized in 1985 and is principally engaged in the healthcare services industry in California. As of June 30, 1998, through various transactions with related and unrelated parties, PHS acquired an additional 7,020,851 shares of DIS common stock bringing its total ownership to 9,768,344 shares, or approximately 86% [excluding treasury shares].

[7] [Loss] Income Per Share

A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                                         1 9 9 8        1 9 9 7
                                                         -------        -------

Average Common Shares Outstanding                      11,310,110    11,310,110
Common Shares Issuable Pursuant to:
  Series F Convertible Preferred Stock                         --     1,000,000
  Series G Convertible Preferred Stock                         --     1,000,000
  Stock Options                                                --        71,256
  Purchase Warrants                                            --       316,992
                                                       ----------    ----------

  Average Common Shares Outstanding Assuming Dilution  11,310,110    13,698,358

Stock options and purchase warrants outstanding at June 30, 1998 to purchase 625,562 and 1,521,739, respectively, shares of common stock were not included in the computation of earnings per common share assuming dilution because the option's exercise prices were greater than the average market price of the common shares; however, the options could be dilutive in the future.

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

During the months of January and February 1994, DIS purchased the remaining limited partnership units of Tarzana, SGV and Inland. Additionally, in February 1994, DIS purchased the assets of two freestanding multi-modality imaging centers: Thousand Oaks Medical Diagnostic Imaging ["MDI"] and Parkside Radiology ["Santa Monica" or "Parkside"]. In April 1994, DIS opened Valley Regional Oncology Center, Ltd., L.P. ["VROC"], a cancer care therapy center located near Temecula, California. DIS was the general partner and 75% owner of VROC until the remaining 25% interest was purchased by DIS for $260,000 during the year ended December 31, 1997. On September 2, 1994, DIS merged its operations with IPS Health Care, Inc. pursuant to an Agreement and Plan of Reorganization and an Agreement for the Exchange of Stock and Assets. The Company's name was then changed to Diagnostic Imaging Services, Inc.. On September 22, 1994, DIS purchased the assets of North County MRI and North County Mediscan ["North County" collectively]. The nuclear medicine business at North County Mediscan was sold in June 1996.

In January 1995, DIS assumed ownership of West Los Angeles MRI ["WLA"]. In the first quarter of 1995, Inland was relocated from Montclair to Chino, California ["Chino"]. In February 1995, DIS purchased the outstanding limited partnership units of Santa Monica Imaging Center ["SMIC"] and became its general partner. The remaining interest in SMIC was purchased for $300,000 in March 1997. In August 1995, DIS purchased the assets of an X-Ray, mammography, and basic ultrasound center in Murietta, California ["Murietta"]. Murietta ceased its operations in late 1996.

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

As of June 30, 1998, through various transactions with related and unrelated parties, PHS acquired an additional 7,020,851 shares of DIS common stock bringing its total ownership to 9,768,344 shares, or approximately 86% [excluding treasury shares].

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

Effective January 1, 1997, the assets and related liabilities of Montclair Mobile MRI were assumed by Primedex Health Systems.

On January 1, 1997, the Company and ScrippsHealth, San Diego completed their project for the development and operation of an outpatient radiological facility providing MRI services and began seeing its first patients. The Company and ScrippsHealth were equal partners in the Scripps Chula Vista Imaging Center, LLP ["SCV"] with the Company serving as managing partner. Effective January 1, 1998, the Company sold its share of SCV to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 [See Note 5].

Effective March 1, 1997, the Company sold the assets and related liabilities of four of its hospital-based MRI facilities [Tarzana, SGV, Chino and SMIC] and its Ultrasound Division to DHS for $14,972,720 in cash including $1,000,000 for a ten-year covenant not-to-compete [classified as "Deferred Revenue" on the financial statements]. In addition, a discounted receivable of approximately $1,190,000 was recorded for three post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date [classified as "Other Receivables" on historical financial statements]. There was also an option to receive these post-closing payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"] [See Note 5]. The combined sales to DHS resulted in a net gain of approximately $8,260,000 recorded in 1997. DHS also assumed the building lease liability at the Company's WLA facility which was closed in 1997. The assets and related liabilities of WLA were assumed by PHS.

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

Discussion  of  Operations  for the Six Months  Ended June 30, 1998 vs. June 30,
1997

The following discussion relates to the continuing activities of Diagnostic Imaging Services, Inc.

Results of Operations

For the six months ended June 30, 1998 and 1997, the Company had operating losses of approximately $755,000 and $340,000, respectively.

For the six months ended June 30, 1998 and 1997, the Company had net revenue of approximately $5,460,000 and $8,045,000, respectively. The decrease in net revenue was primarily attributable to the sales of the Company's Ultrasound Division and four of its hospital-based MRI sites to DHS effective March 1, 1997, the sale of SCV to DHS effective January 1, 1998 [the "DHS sold sites"] and the closure of Parkside and West L.A. during 1997 ["the closed sites"].

The combined net revenues for the "DHS sold sites" for the six months ended June 30, 1997 was approximately $2,170,000. The combined net revenues for "the closed sites" for the six months ended June 30, 1998 and 1997 was approximately $305,000 and $1,165,000, respectively. Parkside Women's Center continues to operate in 1998. In addition, the Company wrote-down some of its historical accounts receivable by approximately $240,000 during the six months ended June 30, 1998. Net revenue for the six months ended June 30, 1998 increased for the remaining active sites by approximately $685,000 from the prior year's six month period.

Total operating expenses for the six months ended June 30, 1998 and 1997 were approximately $6,215,000 and $8,400,000, respectively. As with net revenue, the primary reason for the decrease in operating expenses was due to the sales to DHS and the closures of Parkside and West L.A.. The combined operating expenses for the "DHS sold sites" for the six months ended June 30, 1997 was approximately $1,250,000. The combined operating expenses for "the closed sites" for the six months ended June 30, 1998 and 1997 was approximately $345,000 and $1,065,000, respectively. Depreciation and amortization decreased approximately $470,000 in 1998 primarily due to the write-off of organizational costs and capitalized fees, the closure of Parkside and West L.A. and the sales to DHS.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of  Operations  for the Six Months  Ended June 30, 1998 vs. June 30,
1997

Results of Operations [Continued]

For the six months ended June 30, 1998 and 1997, the Company recognized gains from the sales of assets and centers of approximately $1,290,000 and $8,355,000, respectively. During 1998, the Company sold its share of SCV to DHS generating a net gain of approximately $790,000. In addition, the Company exercised its option to receive the post-closing payments related to the sale of DIS's MRI facilities to DHS in the form of 200,000 shares of DHS common stock. In May 1998, the Company sold the stock generating a gain of approximately $500,000. During 1997, the Company sold four of its hospital-based MRI facilities and its Ultrasound Division to DHS generating a gain of approximately $8,260,000 and transferred the assets and related liabilities of Montclair Mobile to PHS generating a gain of approximately $95,000.

For the six months ended June 30, 1998 and 1997, interest expense was approximately $716,000 and $1,200,000, respectively. Interest expense of DIS was primarily attributable to equipment financing and lines of credit charges. DIS's line of credit with DVI was paid in full in late 1997. For the six months ended June 30, 1998 and 1997, interest income was approximately $133,000 and $255,000, respectively. In 1998, approximately $77,000 of interest income was generated from PHS loans, approximately $52,000 of interest was generated from Other Receivables and approximately $4,000 was generated from the Company's bank accounts. During 1997, approximately $130,000 of interest income was generated from the sale to DHS, approximately $90,000 was generated from PHS loans and approximately $35,000 was generated from Other Receivables.

For the six months ended June 30, 1998, the Company wrote-off net organizational costs and capitalized fees of approximately $600,000 when it adopted AcSEC's SOP No. 98-5, "Reporting on the Costs of Start-up Activities." For the six months ended June 30, 1998, the Company recognized gains from the early extinguishment of debt of approximately $135,000.

For the six months ended June 30, 1998, the Company had a net loss of approximately $880,000 compared to net income of approximately $6,900,000 for the six months ended June 30, 1997.

Liquidity and Capital Resources

Cash increased for the six months ended June 30, 1998 by approximately $98,000. Cash decreased for the six months ended June 30, 1997 by approximately $5,569.

Cash generated from investing activities for the six months ended June 30, 1998 and 1997 was approximately $2,100,000 and $8,860,000, respectively. During the six months ended June 30, 1998, the Company purchased property and equipment for approximately $115,000, made loans to related parties of approximately $2,039,000, received repayments on loans to related parties of approximately $1,175,000 and received proceeds of approximately $3,080,000 from the sale of DHS common stock. The Company received 127,250 shares of DHS common stock from the sale of SCV and received 200,000 shares of DHS common stock when the Company exercised an option to receive post-closing payments from the sale of its hospital-based MRI facilities in the form of common stock. During the six months ended June 30, 1997, the Company received approximately $14,975,000 from the sale of its Ultrasound Division and MRI facilities to DHS and $65,000 from the sale of Parkside MRI to an outside party, purchased property and equipment for approximately $335,000, made loans to related parties of approximately $5,420,000, made acquisitions or increased its joint venture interest by approximately $230,000 and made payments for deposits and other assets of approximately $190,000.

DIAGNOSTIC IMAGING SERVICES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of  Operations  for the Six Months  Ended June 30, 1998 vs. June 30,
1997

Liquidity and Capital Resources [Continued]

Cash utilized for financing activities for the six months ended June 30, 1998 and 1997 was approximately $1,300,000 and $6,770,000, respectively. For the six months ended June 30, 1998, the Company increased its cash overdraft approximately $80,000 and made principal payments on notes and capital leases of approximately $1,380,000. For the six months ended June 30, 1997, the Company decreased its cash overdraft by approximately $390,000, made principal payments on notes and capital leases of approximately $4,610,000, received proceeds from joint venture partners of $175,000 and made payments to related parties for prior loans of approximately $1,945,000. The reduction in payments for notes and capital leases payable corresponds to the decrease in the outstanding balances for each period. As of December 31, 1996, the Company's outstanding obligations for notes and capital leases payable was approximately $30,150,000. As of June 30, 1998, the Company's outstanding obligations for notes and capital leases payable was approximately $13,290,000.

At June 30, 1998, the Company had a net working capital deficit of $2,177,480, a decrease of $819,594 from December 31, 1997. A key reason for the improvement was due to increased borrowings from PHS classified as current assets on the Company's financial statements.

In June 1994, the Company entered into a $2,500,000 [increased to $4,000,000 in June 1995] revolving term note ["A"] agreement with a financial institution, which, at the time, was also a shareholder of the Company, to replace a previous line of credit agreement dated January 1994. During 1997, the Company paid and closed the line of credit. The Company also has a $1,000,000 credit facility available with PHS.
As of June 30, 1998, $-0- was outstanding under this line.

The Company's future payments for debt and equipment under capital leases for the next five years will be approximately $6,250,000, $3,765,000, $3,515,000, $1,490,000 and $575,000, respectively. Interest expense, included in the above payments, will be approximately $1,460,000, $770,000, $435,000.
$155,000 and $80,000, respectively.

                                     PART II


Item 5.    Other Information

           As of June 30, 1998, the Company had fewer than 300 shareholders. Accordingly, the Company filed Form 15 "Certification and Notice of Termination of Registration under Section 12(g) of the Exchange Act." This will be the Company's last filing pursuant to Sections 13 and 15(d) of the Exchange Act.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Diagnostic Imaging Services, Inc.




September 24, 1998                             By:/s/Norman Hames
                                                   Norman Hames, President and
                                                   Chief Financial Officer